Form 10QSB
period 1999-09-30
AMERICAN URANIUM INC
filed 1999-11-12
CIK 1073876

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended September 30, 1999


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ______________________ to ______________________


                         Commission File number 0-26037


                             AMERICAN URANIUM, INC.
        (Exact Name of small business issuer as specified in its charter)



   State of Incorporation: New Jersey    IRS Employer Identification Number: N/A


                            133 Richmond Street, West
                                   Suite # 311
                                Toronto, Ontario
                                     Canada
                                     M5H-2L3
                    (Address of principal executive offices)

                                 (416) 203-0010
                           (Issuer's telephone number)



         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                            YES     X          NO  ____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               Outstanding at
                   Class                                       November 9, 1999

        Common Stock, $.001 par value                             9,058,261


Transitional Small Business Development Format:   YES ____    NO    X

                             American Uranium, Inc.


PART I. FINANCIAL INFORMATION                                          Page No.

      Financial Statements:
         Balance Sheets as at September 30, 1999
               and September 30, 1998                                     3
         Statement of Operations for the Three
               and Nine Months
               Ended September 30, 1999 and 1998                          4
         Statements of Cash Flow for the Nine Months
               Ended September 30, 1999 and 1998                          5

         Notes to Financial Statements                                    6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8


PART II. OTHER INFORMATION                                               11

         Item 6 - Exhibits and Reports on Form 8-K

                                 AMERICAN URANIUM, INC.
                                     BALANCE SHEETS
                                          AS AT

                                                           September 30,

ASSETS                                                  1999            1998
------                                                 -----           ----

Current Assets:
      Cash and Cash equivalents                           56          47,397
      Prepaid Expenses                                 1,856               0
              Total Current Assets                     1,912          47,397
                                             ---------------- --------------

      Mineral Resource Assets                         64,393          37,346
      Furniture and Fixture - net                        573               0

Total Assets                                          66,878          84,743
                                            ================ ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Liabilities:
      Accounts payable and accrued expenses           8,468           9,318
                                           ----------------  --------------
              Total Current Liabilities               8,468           9,318

Total Liabilities                                     8,468           9,318
                                           ----------------  --------------

Stockholders Equity
      Common stock, $.001 par value,                  9,040           9,040
      100,000,000 shares authorized, 9,040,261
      and 9,022,261 shares issued and
      outstanding at September 30, 1999 and 1998

      Additional paid-in-capital                    188,960         170,960
      Accumulated deficit                          (139,590)        (101,321)
              Total Stockholders Equity              58,410           75,425
                                           ----------------   --------------

Total Liabilities and Stockholders' Equity           66,878           84,743
                                           ================   ==============

                             AMERICAN URANIUM, INC.
                             STATEMENT OF OPERATIONS

                                                                 Three       Three       Nine         Nine
                                                                 Months      Months      Months       Months
                                                                 Sep 30,     Sep 30,     Sep 30,      Sep 30,
                                                                 1999        1998        1999         1998
Revenues                                                              -           -           -            -

Cost of Revenues                                                      -           -           -            -

Gross Profit                                                          -           -           -            -
                                                            ----------- ------------------------ ------------

Other Costs
               General and administrative                         1,107       14,892      38,155       54,892
               expenses
                          Total other costs

Other Income and Expenses
               Interest Income                                        0          317           0          317
               FX Gain (Loss)                                      (114)           0        (114)           0
                                                            ----------- ------------------------ ------------

Net Loss before Benefit from Income Taxes                        (1,222)     (14,575)    (38,269)     (54,575)
                                                            ----------- ------------------------ ------------

Benefit from taxes                                                    -           -           -            -

Net Loss                                                         (1,222)    (14,575)     (38,269)     (54,575)
                                                            =========== ======================== ============

                             AMERICAN URANIUM, INC.
                             STATEMENT OF CASH FLOW
                FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1998 & 1999

                                                                           Nine            Nine
                                                                          Months          Months
                                                                        Ended Sep        Ended Sep
                                                                         30,1999          30,1999
 Cash Flows from Operating Activities:
 Net loss                                                                (54,575)        (38,269)

 Adjustments to reconcile net loss to net used in
    operating activities:
         Depreciation and amortization                                                        88
        Change in prepaid expenses                                                         3,352
        Change in accounts payable and
           accrued expenses                                                9,318          (4,326)
                                                                ---------------- ---------------

 Net Cash Used in Operating Activities                                   (45,257)        (39,155)

 Cash Flows from Investing Activities:
 Purchases of fixed assets                                                     -            (661)

Increase in Mineral Resource Assets                                      (37,346)         (2,574)
                                                                ---------------- ---------------

Net cash used in investing activities                                    (37,346)         (3,235)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock                               130,000          18,000
                                                                ---------------- ---------------

Net Cash provided by financing activities                                130,000          18,000

Net Increase in Cash and Cash
Equivalents                                                               47,397         (24,390)
Cash and Cash Equivalents, beginning
of year                                                                                   24,446
                                                                ---------------- ---------------
Cash and Cash Equivalents, end of year
                                                                          47,397              56
                                                                ---------------- ---------------

                                AMERICAN URANIUM
                          NOTES TO FINANCIAL STATEMENTS

1.       COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         American Uranium, Inc. (formerly Zencrest Holdings Corp., Inc.) (the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership of the Company was provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.

         On August 26, 1998 the Company commenced operations by entering into an agreement with PlatoroWest, LLC ("Platoro") concerning mineral exploration activities. The Company's operations will be in the identification, acquisition, exploration, development ands extraction of minerals, primarily focusing on uranium and vanadium claims located in the United States.

Inventory

         Inventory will be valued at cost as computed under the last-in, first-out (LIFO) method which normally is lower than market. For the type of inventory the Company intends to maintain, no segregation among raw materials, work in process and finished goods will be practicable.

Mineral Resource Assets

         Mineral resource assets include costs associated with mineral interest in properties and related equipment and facilities and other facilities required for purposes of extraction.

Property, Plant and Equipment

         Property, plant and equipment will include support equipment and will be amortized over the estimated useful life of the assets.

Revenue Recognition

         Revenue will be recognized upon shipment of the mined mineral.

Use of Management's Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

AMERICAN URANIUM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

         The Company follows Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" (SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax related in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets

         The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicated that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

         For the year ended December 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separated components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholder's equity for either of the years presented in these financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10 and in future filings by American Uranium with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "American Uranium expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. American Uranium has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

         Because American Uranium is a development stage company, selected financial date would not be meaningful. Reference is made to the financial statements of American Uranium included elsewhere in the document.

Fiscal Year 1998

         American Uranium did not conduct any business during 1998 that resulted in revenues. All of its activities during 1998 were devoted to establishing a business plan and conducting limited financing activities to obtain initial working capital.

         During 1998, American Uranium incurred general and administrative expenses of $91,937. These expenses were principally the costs associated with, consulting fees, lease expenses, professional fees and salary of the president of the company. The largest single amount was the cost of locating and staking the Graysill Property and expenses associated with its mineral assets which aggregated $53,039. The total expenses, offset by $616 of interest, resulted in a loss for the fiscal year ended December 31, 1998 of $91,321. Funding of these expenses was from working capital.

Third Quarter 1999

         American Uranium did not conduct any business during the third quarter of 1999 that resulted in any revenues. All activities in the third quarter were devoted to conducting limited financing activities to obtain working capital and obtaining a quotation for the stock on the Nasdaq Bulletin Board.

Liquidity and Capital Requirements

         The working capital of American Uranium at September 30, 1999 was $75. The working capital requirements of American Uranium has been funded by the sale of securities and loans from shareholders. During the third quarter of 1999, American Uranium sold no shares of common stock and did not borrow funds.

         American Uranium will require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount will be substantial. American Uranium currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that American Uranium will be able to develop sources of financing in the future.

         To implement the staking, evaluation, development and extraction aspects of its business plan, American Uranium will need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods of financing. Management expects that it will use equity, debt and other arrangements, such as joint ventures, to fund these stages of its business plan.

Year 2000

Overview

         American Uranium has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue". Y2K concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to property interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

Accounting Systems and Production Equipment

         Because American Uranium has begun operations during the later part of 1998, management believes that the computer programs it purchases are Y2K compliant. At this time, management believes that it does not have any assets with embedded computer chips or programs. Mining data that American Uranium has acquired or may purchase in the future is not subject to Y2K failure because it is generally pure data without reference to aging or time change. Therefore management does not expect to experience any Y2K failures.

Other Entity Compliance

         American Uranium does not engage in electronic data interchange with any other entity. Therefore, management believes it does not have any Y2K exposure directly from other entities and their failure to be Y2K compliant. Tangently, however, the failure of other entities to be Y2K compliant may cause American Uranium issues, none of which are yet apparent to management.

Contingency Planning

         Management does not have a contingency plan for its computer systems because it believes they are Y2K compliant or there is no material risk. Management does not have a contingency plan in the event a critical service, supplier or customer will not be Y2K compliant. Management does not expect that their failure will have a material impact because American Uranium is in the development stage and uses few services, has few suppliers and has no customers. If critical services such as utilities, communications or banking are affected, operations of American Uranium will be disrupted.

Cost of Year 2000 Compliance

         American Uranium has not spent any amount on Y2K compliance. It does not expect to have to spend any material amount on Y2K compliance in the future.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: None

Exhibits

Exhibit No.                Exhibit

(27.1)                     Financial Date Schedule

                                   Signatures


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN URANIUM, INC.



Date: November 12, 1999             By:   /s/ Glen Akselrod
                                       ----------------------
                                          Glen Akselrod
                                          President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)