Form 10-Q
period 1999-09-30
AMERICAN URANIUM INC
filed 1999-12-09
CIK 1073876

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 5(d) OF THE  SECURITIES  ACT OF 1934:
     For the Quarterly Period ended December 31, 1999


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

                                                               Outstanding at
                   Class                                       March 31, 1999

        Common Stock, $.001 par value                             9,058,261


Transitional Small Business Development Format:   YES ____    NO    X

                             American Uranium, Inc.


PART I. FINANCIAL INFORMATION                                          Page No.
                                                                      ---------
      Financial Statements:
         Balance Sheets as at March 31, 1998
               and March 31, 1999                                         3
         Statement of Operations for the Three
               Months at March 31, 1998 and March 31, 1999                4

         Statements of Cash Flow for the Three Months
               Ended March 31, 1999                                       5

         Notes to Financial Statements                                    6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7


PART II. OTHER INFORMATION                                                9

         Item 6 - Exhibits and Reports on Form 8-K


                             AMERICAN URANIUM, INC.
                                 BALANCE SHEETS
                           AS aT Mar 31 98 Mar 31 99
                                                                            Q1 1998                 Q1 1999
                                                                         ------------            ------------
ASSETS

Current Assets:
             Cash and Cash equivalents                                        35,000                   2,442
             Prepaid Expenses                                                      0                   1,856
                                                                         ------------            ------------
                         Total Current Assets                                 35,000                   4,298
                                                                         ------------            ------------

             Mineral Resource Assets                                               0                  61,819
             Furniture and Fixture - net                                           0                     661

Total Assets                                                                  35,000                  66,778
                                                                         ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Accounts payable and accrued expenses                            75,000                   4,794
                                                                         ------------            ------------
                         Total Current Liabilities                            75,000                   4,794

Total Liabilities                                                             75,000                   4,794
                                                                         ------------            ------------

Stockholders Equity
             Common stock, $.001 par value, 100,000,000                        2,500                   9,040
             shares authorized, 9,040,261 and 9,022,261
             shares issued and outstanding at September
             30, 1999 and 1998
             Additional paid-in-capital                                        7,500                 188,960
             Accumulated deficit                                             (50,000)               (136,015)
                                                                         ------------            ------------
                         Total Stockholders Equity                           (40,000)                 61,985

Total Liabilities and Stockholders' Equity                                    35,000                  66,778
                                                                         ============            ============

       AMERICAN URANIUM, INC.
      STATEMENT OF OPERATIONS

                                                         Three       Three
                                                         Months      Months
                                                         Mar 31      Mar 31
                                                          1998        1999

Revenues                                                   -           -

Cost of Revenues                                           -           -

Gross Profit                                               -           -
                                                      ------------------------

Other Costs
             General and administrative expenses       (40,000)       (34,695)
                         Total other costs

Other Income and Expenses
             Interest Income                               0                0
             FX Gain (Loss)                                0                0
                                                      ------------------------

Net Loss before Benefit from Income Taxes              (40,000)       (34,695)
                                                      ------------------------

Benefit from taxes

Net Loss                                               (40,000)       (34,695)
                                                      ========================

American Uranium, Inc.
 Statement of cash flow
                                                             Three
                                                            Months
                                                            Mar 31
                                                             1999

 Cash Flows from Operating Activities:
 Net loss                                                   (34,695)

 Adjustments to reconcile net loss to net
     used in operating activities:
        Depreciation and amortization
        Change in prepaid expenses                            3,352
        Change in accounts payable and
           accrued expenses                                  (8,000)
                                                        --------------
 Net Cash Used in Operating Activities                      (39,343)

 Cash Flows from Investing Activities:
 Purchases of fixed assets                                     (661)
 Increase in Mineral Resource Assets                              -
                                                        --------------
 Net cash used in investing activities                         (661)

 Cash Flows from Financing Activities:
 Proceeds from the issuance of common stock                  18,000
                                                        --------------
 Net Cash provided by financing activities                   18,000


 Net Increase in Cash and Cash Equivalents                  (22,004)
 Cash and Cash Equivalents, beginning of year                24,446
                                                        ==============
 Cash and Cash Equivalents, end of year                       2,442
                                                        ==============

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

Use of Management's Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

         The Company follows Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" (SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax

AMERICAN URANIUM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

First Quarter 1999

         American Uranium did not conduct any business during the first quarter of 1999 that resulted in any revenues. All activities in the first quarter were devoted to conducting limited financing activities to obtain working capital and obtaining a quotation for the stock on the Nasdaq Bulletin Board.

Liquidity and Capital Requirements

         The working capital of American Uranium at March 31, 1999 was $4,298. The working capital requirements of American Uranium has been funded by the sale of securities. In January 1999, American Uranium sold an 18,000 shares of common stock for an aggregate of $18,000.

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