Form 10-Q
period 1999-06-30
AMERICAN URANIUM INC
filed 1999-12-10
CIK 1073876

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

                                            YES     X          NO  ____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                               Outstanding at
                   Class                                       June 30, 1999

        Common Stock, $.001 par value                             9,058,261


Transitional Small Business Development Format:   YES____     NO    X

                             American Uranium, Inc.


PART I. FINANCIAL INFORMATION                                          Page No.

      Financial Statements:
         Balance Sheets as at June 30, 1998
               and June 30, 1999                                          3

         Statement of Operations for the Three
         Months of June 30, 1998 and June 30, 1999                        4

         Cash Flow from Operating Activities for Six
         Months June 30, 1999                                             5

         Notes to Financial Statements                                    6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7


PART II. OTHER INFORMATION                                                9

         Item 6 - Exhibits and Reports on Form 8-K


AMERICAN URANIUM, INC.
BALANCE SHEETS
AS AT                                                       Jun 30 98               Jun 30 99
                                                             Q2 1998                 Q2 1999
                                                           ------------            ------------
ASSETS

Current Assets:
             Cash and Cash equivalents                          35,000                      76
             Prepaid Expenses                                        0                   1,856
                                                           ------------            ------------
                         Total Current Assets                   35,000                   1,932
                                                           ------------            ------------

             Mineral Resource Assets                                 0                  61,819
             Furniture and Fixture - net                             0                     661

Total Assets                                                    35,000                  64,412
                                                           ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Accounts payable and accrued expenses              75,000                   4,780
                                                           ------------            ------------
                         Total Current Liabilities              75,000                   4,780

Total Liabilities                                               75,000                   4,780
                                                           ------------            ------------

Stockholders Equity
             Common stock, $.001 par value, 100,000,000          2,500                   9,040
             shares authorized, 9,040,261 and 9,022,261
             shares issued and outstanding at September
             30, 1999 and 1998
             Additional paid-in-capital                          7,500                 188,960
             Accumulated deficit                               (50,000)               (138,368)
                                                           ------------            ------------
                         Total Stockholders Equity             (40,000)                 59,632

Total Liabilities and Stockholders' Equity                      35,000                  64,412
                                                           ============            ============


       AMERICAN URANIUM, INC.
      STATEMENT OF OPERATIONS

                                                         Three       Three
                                                         Months      Months
                                                         June 30,    June 30,
                                                          1998        1999

Revenues                                                   -           -

Cost of Revenues                                           -           -

Gross Profit                                               -           -
                                                      ------------------------

Other Costs
             General and administrative expenses           -            2,353
                         Total other costs

Other Income and Expenses
             Interest Income                               0                0
             FX Gain (Loss)                                0                0
                                                      ------------------------

Net Loss before Benefit from Income Taxes                  0           (2,353)
                                                      ------------------------

Benefit from taxes

Net Loss                                                   0           (2,353)
                                                      ========================

 American Uranium, Inc.
 Statement of cash flow



                                                                     Six
                                                                     Months
                                                                     ended Jun
                                                                     30, 1999

 Cash Flows from Operating Activities:
 Net loss                                                            (37,048)

 Adjustments to reconcile net loss to net
     used in operating activities:
        Depreciation and amortization
        Change in prepaid expenses                                     3,352
        Change in accounts payable and
           accrued expenses                                           (8,013)
                                                                   ----------
 Net Cash Used in Operating Activities                               (41,709)

 Cash Flows from Investing Activities:
 Purchases of fixed assets                                              (661)
 Increase in Mineral Resource Assets                                       -
                                                                   ----------
 Net cash used in investing activities                                  (661)

 Cash Flows from Financing Activities:
 Proceeds from the issuance of common stock                           18,000
                                                                   ----------
 Net Cash provided by financing activities                            18,000


 Net Increase in Cash and Cash Equivalents                           (24,370)
 Cash and Cash Equivalents, beginning of year                         24,446
                                                                   ==========
 Cash and Cash Equivalents, end of year                                   76
                                                                   ==========

AMERICAN URANIUM
NOTES TO FINANCIAL STATEMENTS

1.       COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

American Uranium, Inc. (formerly Zencrest Holdings Corp., Inc.) (the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership of the Company was to be provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.

On August 26, 1998 the Company commenced operations by entering into an agreement with PlatoroWest, LLC ("Platoro") concerning mineral exploration activities. The Company's operations will be in the identification, acquisition, exploration, development ands extraction of minerals, primarily focusing on uranium and vanadium claims located in the United States.

Inventory
---------

Inventory will be valued at cost as computed under the last-in, first-out (LIFO) method which normally is lower than market. For the type of inventory the Company intends to maintain, no segregation among raw materials, work in process and finished goods will be practicable.

Mineral Resource Assets
-----------------------

Mineral resource assets include costs associated with mineral interest in properties and related equipment and facilities and other facilities required for purposes of extraction.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment will include support equipment and will be amortized over the estimated useful life of the assets.

Revenue Recognition
-------------------

Revenue will be recognized upon shipment of the mined mineral.

Use of Management's Estimates
-----------------------------

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

AMERICAN URANIUM
NOTES TO FINANCIAL STATEMENTS
(Continued)

1. COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

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

Impairment of Long-Lived Assets
-------------------------------

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

Comprehensive Income
--------------------

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

Second Quarter 1999

         American Uranium did not conduct any business during the second quarter of 1999 that resulted in any revenues. All activities in the first quarter were devoted to conducting limited financing activities to obtain working capital and obtaining a quotation for the stock on the Nasdaq Bulletin Board.

Liquidity and Capital Requirements

         The working capital of American Uranium at June 30, 1999 was $1,932. The working capital requirements of American Uranium has been funded by the sale of securities and loans from shareholders. During the second quarter of 1999, American Uranium sold no shares of common stock and did not borrow funds.

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