Form 10QSB/A
period 1999-12-31
AMERICAN URANIUM INC
filed 2000-02-04
CIK 1073876

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-QSB/A

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 5(d) OF THE  SECURITIES  ACT OF 1934:
     For the Quarterly Period ended March 31, 1999



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


                                    AMERICAN URANIUM, INC.



Date: February 4, 2000             By: /s/ Glen Akselrod
                                       ----------------------
                                          Glen Akselrod
                                          President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)