Form 10QSB/A
period 1999-12-31
AMERICAN URANIUM INC
filed 2000-02-04
CIK 1073876

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB/A

(X)  QUARTERLY  REPORT UNDER SECTION 13 OR 5(d) OF THE  SECURITIES  ACT OF 1934:
     For the Quarterly Period ended June 30, 1999



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
                                                                         ========================


AMERICAN URANIUM, INC.
STATEMENT OF OPERATIONS


                                                                       Six
                                                                       Months
                                                                       ended Jun
                                                                       30, 1999

Cash Flows from Operaing Activities
Net loss                                                               (37,048)

Adjustments to reconcile net loss to net
    used in operating activities:
       Depreciation and amortization
       Change in prepaid expenses                                        3,352
       Change in accounts payable and
          accrued expenses                                              (8,013)
                                                                      ---------
Net Cash Used in Operating Activities                                  (41,709)

Cash Flows from Investing Activities:
Purchases of fixed assets                                                 (661)
Increase in Mineral Resource Assets                                          -
                                                                      ---------
Net cash used in investing activities                                     (661)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock                              18,000
                                                                      ---------
Net Cash provided by financing activities                               18,000

Net Increase in Cash and Cash Equivalents                              (24,370)
Cash and Cash Equivalents, beginning of year                            24,446
                                                                      =========
Cash and Cash Equivalents, end of year                                      76
                                                                      =========

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