Form 10KSB
period 1999-12-31
AMERICAN URANIUM INC
filed 2000-03-30
CIK 1073876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended      December 31, 1999
                          -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _______________________

Commission file number 0-26037

                             AMERICAN URANIUM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

       New Jersey                                   N/A
--------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

121 Richmond Street West, 7th Floor Toronto, Ontari, Canada         M5H 2K1
-----------------------------------------------------------        ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:   (416) 203-0010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
     None                                      N/A


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
 (1)  Yes  [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:     $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant (558,000 shares) cannot be computed because there is no trading market.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 26, 2000, there were 9,058,261 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     American Uranium was organized under the laws of the State of New Jersey on October 22, 1991 under the name PRS Sub III, Inc. and changed its name to American Uranium Inc. in 1998. American Uranium was originally formed as a subsidiary of People Ridesharing Systems, Inc., a company which filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an order of the United States Bankruptcy Court in May 1996 relating to the bankruptcy of People Ridesharing, the common stock ownership in American Uranium was issued 10% to the creditors and 5% to the stockholders of People Ridesharing and 85% to an investor.

Prior Operations

     From the time of the reorganization on October 22, 1991 until the company changed its name to American Uranium, American Uranium had no business operations.

Activities During 1999

     During the year ended December 31, 1999, American Uranium conducted no material business operations.

Proposed Activities

Identify and Acquire Uranium and Vanadium Properties

     American Uranium entered into an agreement with a mineral exploration company, Platoro West LLC that owns a database of geological exploration information on approximately 1,500 properties, the majority of which are located in the United States. The database was acquired by Platoro as part of the liquidation of certain mining subsidiaries of a major multinational chemical company that was previously engaged in mineral exploration. The database was compiled during the 1960's and 1970's, and it is believed to contain exploration results and feasibility studies that still have valuable, useful information. The agreement provides for Platoro to identify eight to ten advanced stage properties with proven reserves in the United States for American Uranium to stake or otherwise acquire if interested. American Uranium views this database as a substantial competitive advantage in the identification of high quality mineral properties with significant potential for full development.

     American Uranium's initial plans are to acquire claims for five to ten uranium and vanadium properties. The claims may include those identified by Platoro West, LLC.

Update of Past Exploration Results and Feasibility Studies on Staked Claims

     Once American Uranium identifies properties and acquires ownership of the claims, it will contract with external geological and environmental consultants to update the exploration results, feasibility studies and environmental reports to determine if the properties can be permitted for full-scale mining. Each property will be studied to determine the production price that will support positive cash flow and that would be attractive to develop using modern mining methods or to joint venture develop with a major mineral producer. Claims that are not feasible to permit will not be renewed with the applicable federal and state authorities.

Obtain Permits for Properties Identified as Feasible to Mine

     American Uranium will have to undergo an extensive permitting process prior to extracting minerals from feasible properties. Operating and environmental permits will be obtained from the applicable regulatory bodies utilizing technical applications filed by American Uranium. American Uranium has identified external mining consultants to assist with preparing and filing permits to all applicable regulatory authorities in the United States. American Uranium is able to draw upon the significant mining experience of its principal shareholders, officers and directors to ensure the best resources are allocated to permitting and proper procedures are followed.

Develop Mining Facilities and Extract Ore from Permitted Properties

     American Uranium intents to use three approaches to mine permitted properties: (i) develop the facilities to extract and partially refine the ore and contract for later-stage refining with third-party refiners, (ii) enter a joint venture agreement with a major mineral producer to extract and refine the ore - American Uranium will receive a percentage of the revenues from the sale of refined ore, or (iii) sell the permitted property to a major mineral producer. American Uranium will require significant capital to manage and operate fully functional mines without the assistance of a major mineral producer and does not view this as the preferred option.

Mineral Ore Orientation

     Recent acquisitions of uranium properties or junior uranium mining and exploration companies by some major mineral producers has resulted in American Uranium focusing on these particular minerals.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as American Uranium has only extremely limited resources, it may be difficult to find good opportunities. There can be no assurance that American Uranium will be able to identify and acquire any business opportunity based on management's business judgement.

Business Risks

     The activities of American Uranium are subject to several significant risks which arise primarily as a result of the fact that American Uranium has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of American Uranium's shareholders. The risks faced by American Uranium are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Employees

     American Uranium has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     American Uranium rents offices at 121 Richmond St. W., Seventh Floor, Toronto, Ontario, M5H 2K1

ITEM 3.  LEGAL PROCEEDINGS

     American Uranium is not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Management of American Uranium does not believe that there are any material proceedings to which any director, officer or affiliate of American Uranium, any owner of record of beneficially of more than five percent of the common stock of American Uranium, or any associate of any such director, officer, affiliate of American Uranium, or security holder is a party adverse to American Uranium or has a material interest adverse to American Uranium.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of American Uranium during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of American Uranium is not quoted on any quotation medium. There is currently no established public trading market for the Common Stock.

     At December 31, 1999, American Uranium had approximately 696 shareholders of record as reported by American Uranium's transfer agent. The transfer agent for American Uranium is Olde Monmouth Stock Transfer, 77 Memorial Parkway, Atlantic Highlands, NJ 07716.

     Since its inception American Uranium has not paid any dividends on its common stock, and American Uranium does not anticipate that it will pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     American Uranium is a development stage company. It has had no revenues from operations during the fiscal years ended December 31, 1998 and 1999, or from October 21, 1991 (the commencement of the development stage) to December 31, 1999. Expenses of American Uranium decreased from $91,321 in 1998 to $40,073 in 1999. The costs were reduced due to no new staking of claims in 1999 and reduced consulting fees.

Liquidity and Capital Resources

     American Uranium has no working capital. It has funded losses from the proceeds of sale of securities in 1998 and 1999.

     American Uranium does not have any capital resources. Before American Uranium will be able to enter into any business operations, it will have to raise capital. The capital requirements may be substantial; American Uranium is unable to estimate its capital requirements at this time because it does not have any business operations. There can be no assurance that American Uranium will be able to raise any capital in the future.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of American Uranium are set forth immediately following the signature page of this annual report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

     The following table sets forth certain information regarding the current directors and executive officers of American Uranium:

                                  POSITION(S) WITH
     NAME                 AGE     THE COMPANY                  DIRECTOR SINCE

    Glen Akselrod         30     President & CEO                  1999
    CT Yeh                61     Secretary                        1997
    Stewart Jackson       60     Director                         1997

     There are no family relationships among any of the directors or executive officers of American Uranium.

     The following information is furnished for each of the executive officers and directors of American Uranium:

     Glen Akselrod has served as the President and Chief Executive Officer of American Uranium since August 1999. Since November 1998 he has been employed by thestockpage.com as Vice President. Thestockpage.com. is an Ontario corporation in the business of marketing and public relations. Prior to joining thestockpage.com Glen was an analyst for two property and casualty insurers. Mr. Akselrod has a Bachelor of Science - Actuarial Science and Economics degree from the University of Toronto.

     Mr. C.T. Yeh, has been the Secretary and a director of American Uranium since 1997. Mr. Yeh has over 25 years of experience with mining companies and financial services companies. From 1996 to 1997, Mr. Yeh was President of YCN Group, L.L.C., a joint venture partner with Yang Cheng (Group) Co., Ltd., a Macau based company wholly owned by the Municipality of Guangzhou, China. From1992 to 1996, Mr. Yeh was Managing Director of Ridgewood Partners Ltd., an investment banking company. From 1988 to 1992, Mr. Yeh was a Director of Elders Resources Finance Inc., a merchant bank providing capital to the junior mining companies. From 1979 to 1986, Mr. Yeh was Director and Financial Planner of Inspiration Resources; from 1974 to 1979, was a Senior Process Economics Engineer at Kennecott Copper; from 1969 to 1974, was a Metallurgist at Foote Minerals Company; and from 1966 to 1969, Mr. Yeh was a Research Metallurgist at Calumet & Hecla Company. Mr. Yeh holds a Bachelor of Science degree in Metallurgical Engineering from Cheung Kung University, and Master of Science degree in Metallurgical Engineering from Michigan Technological University, and an M.B.A. with Honors from the University of Delaware. Mr. Yeh holds several U.S. Patents in Metallurgy and has written several research papers for the American Institute of Metallurgical Engineers and the American Ceramic Society.

     Dr. Stewart A. Jackson, has been the director of American Uranium since 1997. Dr. Jackson is an experienced geologist with 37 years of experience in exploration and development of both base and precious metal deposits. Dr. Jackson was responsible for the discovery and development of several major mineral discoveries, including the Red Dog multi-billion dollar zinc deposit in northwestern Alaska for Cominco Resources, Inc. Dr. Jackson was responsible for the raising of over $50 million for several publicly traded companies, including for Crown Resource Corp. founded by him in 1981. Since 1987 Dr. Jackson has been an independent consulting geologist for several private and public companies. Dr. Jackson earned a Bachelors of Science Degree majoring in Geology from the University of Western Ontario and a Masters of Science majoring in Stratigraphy and Mineral Deposit and a Doctorate from the University of Toronto.

     Each director of American Uranium is elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified. The bylaws state that the annual meeting of shareholders shall be held on the first Tuesday of November each year.

ITEM 10.  EXECUTIVE COMPENSATION

     American Uranium paid Mr. G. Ken Webb, the then president of American Uranium a salary of $2,500 per month until March 1999. There has been no compensation awarded to or paid to any executive officers since March 1999.

     American Uranium has no written employment contracts with any of its executive officers. No executive officer has entered into any compensatory plan or arrangement with American Uranium with respect to any resignation, retirement, or any other termination of such executive officer's employment with American Uranium or from a change in control of American Uranium, or a change in any executive officer's responsibilities following any change of control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of American Uranium as of December 31, 1999, of (i) each person who is known to American Uranium to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of American Uranium as a group:

                                                                Percent of
                                    Number of Shares of         Ownership of
                                      Common Stock              Common Stock
Name of Beneficial Owner            Beneficially* Owned         Outstanding
----------------------------       ---------------------        ------------

Glen Akselrod . . . . . . . . .       2,000,000(1)(2)               22.1%
C.T. Yeh  . . . . . . . . . . .       - 0 -                         - 0 -
Stewart A. Jackson  . . . . . .       2,000,000(1)(3)               22.1%
Uranium Strategies, Inc.  . . .       2,000,000(4)                  22.1%
Robert Landau . . . . . . . . .       1,800,000(5)                  19.9%
David Roff  . . . . . . . . . .       1,800,000(5)                  19.9%
Thomas Skimming . . . . . . . .       2,880,000(6)                  31.8%
Directors and officers as a
 group (3 persons)  . . . . . .       2,000,000(7)                  22.1%
---------------------------------------------------

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) The address for each of Messrs. Akselrod and Jackson is care-of American Uranium at 121 Richmond Street, West, Seventh Floor, Toronto, Ontario,
     Canada   M5H 2K1.

(2) Mr. Akselrod is the chief executive officer and a director of Uranium Strategies, Inc., and consequently has beneficial ownership of the shares of common stock of American Uranium owned by Uranium Strategies.
     Mr. Akselrod disclaims beneficial ownership as to all shares of common stock of American Uranium held by Uranium Strategies.

(3) Mr. Jackson is the Secretary and a director of Uranium Strategies and consequently has beneficial ownership of the shares of common stock of American Uranium owned by Uranium Strategies. Mr. Jackson disclaims beneficial ownership as to all the shares of common stock of American Uranium held by Uranium Strategies.

(4) The address for Uranium Strategies, Inc. is 3550 Skyline View Drive, Reno, Nevada 89509.

(5) The address for each of Messrs. Landau and Roff is 133 Richmond Street, West, Suite # 401, Toronto, Ontario, Canada M5H 2L3.

(6) The address for Thomas Skimming is 11 Camelot Court, Toronto, Ontario, Canada M3B 2N4.

(7)  See Notes 2 and 3 above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no related party transactions during 1999.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

     Report of Samuel Klien and Partners, Certified Public Accountants

     Balance Sheet at December 31, 1999 and 1998

     Statements of Operations for the years ended December 31, 1999 and 1998.

     Statement of Changes in Stockholders' Equity from January 1, 1994, through December 31, 1999

     Statements of Cash Flows for the fiscal years ended December 31, 1999 and 1998.

     Notes to Financial Statements

(a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.   Description of Exhibit

      3.1.         Certificate of Incorporation of the Registrant**

      3.2          Bylaws of the Resitrant**

      4.1          Form of Common Stock Certificate of Registrant**

      10.1         Consulting Agreement between Registrant and
                   Platoro West, LLC.**

      27.1        Financial Data Sheet

**   Previously filed - Incorporated by reference from Form 10-SB dated May 4,
     1999.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN URANIUM, INC.

Date: March 30, 2000               By: /s/ Glen Akselrod
                                      -----------------------------
                                    Glen Akselrod, President
                                    Principal Accounting Officer
                                    and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

      By: /s/ Glen Akselrod, Director                March 30, 2000

      By: /s/ CT Yeh, Director                       March 30, 2000

      By: /s/ Stewart Jackson, Director              March 30, 2000

                             AMERICAN URANIUM, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of American Uranium, Inc.


We have audited the accompanying balance sheets of American Uranium, Inc. (formerly Zencrest Holdings Corp., Inc.) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Uranium, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                /s/ Samuel Klein and Company
                                               -----------------------------
                                               SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 10, 2000

                             AMERICAN URANIUM, INC.

                                 BALANCE SHEETS

                                                                                                December 31,
ASSETS                                                                                  1999                 1998
                                                                                        ----                 ----
Current Assets:
   Cash and cash equivalents                                                      $         29            $    24,446
   Prepaid expenses                                                                      1,856                  5,208
                                                                                  ------------             ----------
          Total Current Assets                                                           1,885                 29,654
                                                                                  ------------             ----------

Mineral Resource Assets                                                                 64,393                 61,819
                                                                                   -----------             ----------

Fixed Assets:
   Furniture and fixtures                                                                  661                      -
   Less: Accumulated depreciation                                                          121                      -
                                                                                 -------------             ----------
                                                                                           540                      -
                                                                                 -------------             ----------

Total Assets                                                                        $   66,818            $    91,473
                                                                                    ==========             ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                           $     5,485            $    12,794
   Stockholder loans                                                                     5,428
                                                                                  ------------
          Total Current Liabilities                                                     10,913                 12,794
                                                                                   -----------           ------------

Total Liabilities                                                                       10,913                 12,794
                                                                                   -----------           ------------

Stockholders' Equity:
   Common stock, $.001 par value, 100,000,000
     shares authorized, 9,058,261 and 9,040,261 shares issued and outstanding at December

     31, 1999 and 1998                                                                   9,058                  9,040
   Additional paid-in-capital                                                          188,942                170,960
   Accumulated deficit                                                                (142,095)              (101,321)
                                                                                    ----------             ----------
          Total Stockholders' Equity                                                    55,905                 78,679
                                                                                    -----------            -----------

Total Liabilities and Stockholders' Equity                                          $   66,818             $   91,473
                                                                                    ==========             ==========


--------------------

The accompanying notes are an integral part of these financial statements.

                             AMERICAN URANIUM, INC.

                            STATEMENTS OF OPERATIONS

                                                                                For the Years Ended
                                                                                    December 31,
                                                                             1999                     1998
                                                                             ----                     ----
Revenues                                                                  $          -               $      -

Cost of Revenues                                                                     -                      -
                                                                          ------------              ----------
Gross Profit                                                                         -                      -
                                                                          ------------              ----------

Other Costs:
   General and administrative expenses                                          40,774                 91,937
                                                                          ------------              ----------
          Total Other Costs                                                     40,774                 91,937

Other Income and Expense:
   Interest income                                                                   -                    616
                                                                          ------------              ----------

Net Loss before Benefit from Income Taxes                                      (40,774)                (91,321)

Benefit from Income Taxes                                                            -                       -
                                                                          ------------               ----------

Net Loss                                                                  $    (40,774)             $ (91,321)
                                                                          =============              =========





--------------------

The accompanying notes are an integral part of these financial statements.

                             AMERICAN URANIUM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                          Common Stock
                                         $.001 Par Value
                                         ---------------
                                                        Common           Additional                       Total
                                         Number          Stock            Paid-In-     Accumulated     Stockholders'
                                       of Shares        Amount            Capital        Deficit          Equity
                                      ----------        -------        -----------     -----------     ------------
Balances, January 1, 1998             2,500,261         $2,500         $    7,500       $(10,000)       $       -

Issuance of Common Shares             6,540,000          6,540            163,460              -          170,000

Net Loss for the Year Ended
 December 31, 1998                            -              -                  -        (91,321)         (91,321)
                                     ----------        -------        -----------      ---------         --------

Balances, December 31, 1998           9,040,261          9,040            170,960       (101,321)          78,679

Issuance of Common Shares                18,000             18             17,982              -           18,000

Net Loss for the Year Ended
 December 31, 1999                            -              -                  -        (40,774)         (40,774)
                                     ----------        -------        -----------      ---------         --------

Balances December 31, 1999            9,058,261         $9,058           $188,942      $(142,095)      $   55,905
                                     ==========       ========        ===========      =========        =========





--------------------

The accompanying notes are an integral part of these financial statements.

                             AMERICAN URANIUM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                                   1999               1998
                                                                                   ----               ----
Cash Flows from Operating Activities:
   Net loss                                                                      $(40,774)          $(91,321)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                                   121                  -
       (Increase) decrease in prepaid expenses                                      3,352             (5,208)
       Increase (decrease) in accounts payable and
         accrued expenses                                                          (7,309)            12,794
                                                                               ----------           ---------

                Net Cash Used in Operating Activities                             (44,610)           (83,735)
                                                                                ---------         ----------
Cash Flows from Investing Activities:
   Purchase of fixed assets                                                          (661)                 -
   Increase in Mineral Resource Assets                                             (2,574)           (61,819)
                                                                               -----------        -----------
                Net cash used in investing activities                              (3,235)           (61,819)
                                                                               -----------        -----------
Cash Flows from Financing Activities:
   Proceeds from the issuance of common stock                                      18,000            170,000
   Proceeds of stockholder loans                                                    5,428                  -
                                                                              ------------         ----------
               Net cash provided by financing activities                           23,428            170,000
                                                                              ------------         ----------

Net Increase (Decrease) in Cash and Cash Equivalents                              (24,417)            24,446

Cash and Cash Equivalents, beginning of year                                       24,446                  -
                                                                               -----------         ----------

Cash and Cash Equivalents, end of year                                       $         29          $  24,446
                                                                             =============         ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                               $          -           $       -
                                                                            =============          =========
     Taxes                                                                  $          -           $       -
                                                                            =============          =========



--------------------

The accompanying notes are an integral part of these financial statements.

                             AMERICAN URANIUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

American Uranium, Inc. (formerly Zencrest Holdings Corp., Inc.) (the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership in the Company was to be provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.

On August 26, 1998 the Company commenced operations by entering into an agreement with Platoro West, LLC ("Platoro") concerning mineral exploration activities. The Company's operations will be in the identification, acquisition, exploration, development and extraction of minerals, primarily focusing on uranium and vanadium claims located in the United States. This agreement was terminated on May 31, 1999 (see Note 4, "Commitments and Contingencies").

Inventory

Inventory will be valued at cost as computed under the last-in, first-out (LIFO) method which normally is lower than market. For the type of inventory the Company intends to maintain, no segregation among raw materials, work in process and finished goods will be practicable.

Mineral Resource Assets

Mineral resource assets include costs associated with mineral interests in properties and related equipment and facilities and other facilities required for purposes of extraction.

Property, Plant and Equipment

Property, plant and equipment will include support equipment and will be depreciated or amortized over the estimated useful life of the assets.

Revenue Recognition

Revenue will be recognized upon shipment of the mined minerals.

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

                             AMERICAN URANIUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for either of the years presented in these financial statements.

2.  STOCKHOLDER LOANS

The Company was indebted to a principle stockholder in the amount of $5,428 as of December 31, 1999. This loan is noninterest bearing and is payable on demand.

                             AMERICAN URANIUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)

3.  COMMON STOCK

The Company was incorporated on October 22, 1991 in the State of New Jersey and has authority to issue, pursuant to an amendment to the Company's certificate of incorporation on July 25, 1997, 100,000,000 $.001 par value shares of Common Stock. As a result of an arrangement with the Bankruptcy Court and PRS, entered into on April 30, 1996, ownership in the Company was to be provided to the creditors and stockholders of PRS who received 10 percent and 5 percent, respectively, of the outstanding common stock of the Company upon the sale of the Company and in contemplation of a merger, resulting in 10,000,000 shares of common stock outstanding.

On March 23, 1998, the Company effected a 1 for 4 reverse split of the outstanding common stock resulting in a reduction of the issued and outstanding shares from 10,000,000 to 2,500,261 which included the issuance of 261 fractional shares. All outstanding share information has been retroactively restated to give effect to the 1 for 4 reverse stock split.

During September 1998, the Company issued private placement offerings to three individuals who were instrumental in identifying worthy business opportunities. The private placement offering resulted in the issuance of a total of 6,500,000 shares of the Company's common stock at a price of $.02 per share. Total proceeds of the private placement offerings were $130,000.

On December 18, 1998, the Company completed the sale of two other private placement offerings and received $40,000 for which the Company issued 40,000 shares of its common stock during January 1999. For financial statement presentation, the 40,000 shares have been treated as issued and outstanding at December 31, 1998.

On January 14, 1999 the Company completed the sale of one additional private placement offering and issued 18,000 shares of its common stock, which resulted in total proceeds to the Company of $18,000.

4.  COMMITMENTS AND CONTINGENCIES

As previously discussed in Note 1, on August 26, 1998 the Company commenced operations by entering into an agreement with Platoro concerning mineral exploration activities. The Company's operations will be in the identification, acquisition, exploration, development and extraction of minerals, primarily focusing on uranium and vanadium claims located in the United States. The agreement with Platoro called for Platoro to identify and stake eight (8) to ten
(10) good, marketable, mineral properties on behalf of the Company. These properties were to be advanced stage properties with proven resources located in the United States. The Company in return agreed to pay the sum of $5,000 per month for an initial agreement period of twenty-four (24) months plus out of pocket expenses, including wages, travel and field expenses. The Company was also responsible for all filing fees for the claims acquired by Platoro. In addition, the Company was to issue four hundred thousand (400,000) shares of common stock to Platoro upon the commencement of the trading of the Company's common stock. During 1998 the Company successfully acquired through staking one property which was identified by Platoro pursuant to the agreement and this remains the only property staked to date.

                             AMERICAN URANIUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)


4.  COMMITMENTS AND CONTINGENCIES (Continued)

The agreement between the Company and Platoro was terminated on May 31, 1999 and each of the parties was relieved of any future obligation under the agreement for consideration of $2 and other good and valuable consideration paid by each of the parties to the other. As part of this termination agreement, the Company agreed that it would transfer title and claims of the staked site described in
Note 5 to Platoro if the Company elects not to make the required payments to maintain the claims. Should the Company place the site into production, the Company has agreed to pay Platoro a Net Smelter Royalty within 10 business days following the receipt of any sale proceeds. Net Smelter Royalty is 2% of cash sale proceeds after deducting the cost of smelting and refining charges.

5.  MINING PROPERTIES

Graysill Property, San Juan and Dolores Counties, Colorado

The Company acquired through staking a total of 24 unpatented lode mining claims in Sections 19, 20, 29 and 30 in Township 40 North, Range 9 West in San Juan and Dolores Counties, Colorado immediately southeast of Bolam Pass. The claims were located on September 29, 1998 and the Company is required to make a payment of $1 per claim by August 11th of each year on an ongoing basis in order to preserve title to the property. The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore. The production history of the Graysill Mine is poorly documented but it is known to have produced vanadium and byproduct uranium during an approximate twenty year period after World War II. Before the mine ceased production, approximately 32,000 tons of ore were mined with a reported grade of 2.41% vanadium pentoxide and 0.09% uranium oxide. In 1989, representatives of the United States, Department of the Interior, Bureau of Mines Division, examined a number of abandoned mines in the San Juan National Forest, one of which was the Graysill Mine. Subsequently, in 1992 the Bureau of Mines produced a Mineral Land Assessment Open File Report titled "Mineral Appraisal of San Juan National Forest, Colorado". Most of the information relating to the Graysill Mine and the geology and mineralization of the general area within which the Graysill Property is located was obtained from this Open File Report unless stated otherwise.

The Graysill Property of American Uranium, Inc. is underlain by a gently dipping assemblage of Paleozoic and Mesozoic sedimentary rocks within which vanadium and uranium occurs in many of the rock units in a stratabound manner exhibiting little or no apparent relationship to regional structural trends. Although vanadium and uranium occurrences are ubiquitous and are known to exist in over 20 distinctly different sedimentary units, the Uranium line property, the Pennsylvanian Permian Rico Formation and the Upper Jurassic Entrada Sandstone are the only formations which have been mined previously for vanadium and uranium. Most of the past production has come from the Entrada Sandstone. Historically, there have been a number of uraniferous vanadium deposits developed in the Entrada Sandstone along a sinuous trend extending in a north-south direction for over 100 miles. This trend coincides with a major structural feature representing a transitional zone between the Colorado Plateau and the Southern Rocky Mountain physiographic provinces.

                             AMERICAN URANIUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Continued)


5.  MINING PROPERTIES (Continued)

During the past 50 years, the general region within which the Company's property is located has been subjected to several periods of extensive exploration. The major programs were carried out by Vanadium Corporation of America during the late 1940's and early 1950's and by Atlas Corporation in the late 1970's. Although the collective efforts of these companies resulted in the discovery and definition of significant, high grade vanadium reserves containing a high incidence of uranium, a major decline in the market for these commodities in the early 1980's eliminated all interest in the area.

Concurrent with the height of exploration, uranium mining in the project area was initiated on a small scale in the 1940's and peaked in the late 1950's. Sporadic production of vanadium and uranium continued into the 1970's. Based on reported grades, the total production from the 32,000 tons of ore extracted from the Graysill Mine amounted to approximately 52,000 pounds of uranium oxide and in excess of 1,500,000 pounds of vanadium pentoxide before the mine ceased operations presumably because of low vanadium and uranium prices. Recently, Platoro West, LLC of Durango, Colorado acquired a map which was prepared by Vanadium Corporation of America in 1950 at a scale of 1 inch to 500 feet. The map outlines the location of a large number of exploration holes that were drilled by Vanadium Corporation of America and details the average grade and thickness of vanadium mineralization that was encountered in each hole. Based on this information and assuming continuity of the mineralization between drill holes and a reasonable distance beyond drill holes, Platoro West, LLC calculated a geological resource of 400,000 tons averaging 2.5% vanadium pentoxide. Although the uranium content is not shown on the map, it is the assumption of Platoro West, LLC that a large resource of absorbed uranium is associated with the vanadium mineralization since the drilling appears to have been designed to extend the zone of vanadium and uranium mineralization at the Graysill Mine. This equates to an inground resource of 20,000,000 pounds of Vanadium Pentoxide and possibly 6,400,000 pounds of uranium oxide, providing the uranium grades at the Graysill Mine accurately reflect the uranium content in the Graysill vanadium deposit.

American Uranium, Inc., through Platoro West, LLC is in the process of negotiating with Atlas Corporation to acquire all of the data relating to the exploration they carried out in the Graysill area during the 1970's. This information would enable American Uranium to recalculate the vanadium and uranium reserves and would be invaluable in designing further exploration work on the Graysill Property.

Based on the results of the previous exploration on the property, coupled with the widespread distribution of vanadium and uranium within the Entrada Sandstone in the Graysill area, management believes that it is highly likely that a significant increase in the vanadium and uranium reserves can be attained with further exploration on the property.