Form 10QSB
period 2000-03-31
AMERICAN URANIUM INC
filed 2000-04-28
CIK 1073876

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended March 31, 2000


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


                            121 Richmond Street, West
                                   7th Floor
                                Toronto, Ontario
                                     Canada
                                     M5H-2K1
                    (Address of principal executive offices)

                                 (416) 777-1911
                           (Issuer's telephone number)



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

                                                     Outstanding at
                   Class                             March 31, 2000

        Common Stock, $.001 par value                    9,058,261


Transitional Small Business Development Format:   YES ____    NO    X

                             American Uranium, Inc.


PART I. FINANCIAL INFORMATION                                          Page No.

      Financial Statements:
         Balance Sheets as at March 31, 2000
               and March 31, 1999                                         3

         Statement of Operations for the Three
               Months Ended September 30, 1999 and 1998                   4

         Statements of Cash Flow for the Three Months
               Ended March 31, 2000 and 1999                              5

         Notes to Financial Statements                                    6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8


PART II. OTHER INFORMATION                                               11

         Item 6 - Exhibits and Reports on Form 8-K

                             American Uranium, Inc.
                                 Balance Sheets

                                                   As At March 31,
                                             2,000                  1999
                                             -----                  ----
Assets

Current Assets:
   Cash and Cash equivalents                   (1)                  2,442
   Prepaid Expenses                         1,856                   1,856
                                           -------------------------------------
        Total Current Assets                1,855                   4,298
                                           -------------------------------------

   Mineral Resource Assets                 64,393                  61,819
   Furniture and Fixture - net                540                     661
                                          --------------------------------------
Total Assets                               66,788                  66,778
                                          =====================================

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses   13,808                   4,794
                                          -------------------------------------
        Total Current Liabilities          13,808                   4,794

Total Liabilities                          13,808                   4,794
                                          -------------------------------------

Stockholders Equity
   Common stock, $.001 par value,           9,040                   9,040
    100,000 shares authorized,
    9,040,261 and 9,022,261
    shares issued and outstanding
    at September 30, 1999 and 1998
   Additional paid-in-capital             188,960                 170,960
   Accumulated deficit                   (145,020)               (101,321)
                                         --------------------------------------
        Total Stockholders Equity          52,980                  75,425
                                         --------------------------------------

Total Liabilities and Stockholders'
   Equity                                  66,788                  84,743
                                         ======================================

                             American Uranium, Inc.
                             Statement of Operations
                  For the three months ended March 31, 1999 and 2000


                                                 Three Months      Three Months
                                               Ended March 31    Ended March 31
                                                    2000               1999
                                               --------------    ---------------
Revenues                                             -                  -

Cost of Revenues                                     -                  -

Gross Profit                                         -                  -
                                               ---------------------------------

Other Costs
   General and administrative expenses           2,837             34,695
Total other costs

Other Income and Expenses
   Interest Expense                               (115)                 0
   FX Gain (Loss)                                    0                  0
                                               ---------------------------------

Net Loss before Benefit from Income Taxes       (2,952)            (34,695)
                                               --------------------------------

Benefit from taxes                                   -                   -

Net Loss                                        (2,952)            (34,695)
                                               =================================

                             American Uranium, Inc.
                             Statement of Cash Flow
                  For the three months ended March 31, 1999 and 2000


                                                 Three Months      Three Months
                                               Ended March 31    Ended March 31
                                                   2000               1999
                                               --------------    --------------
 Cash Flows from Operating Activities:
 Net loss                                          (2,925)            (34,695)

 Adjustments to reconcile net loss to net
     used in operating activities:
        Depreciation and amortization                   0                   -
        Change in prepaid expenses                      0               3,352
        Change in accounts payable and             (4,555)                  -
           accrued expenses                             0              (8,000)
                                                  ------------------------------
 Net Cash Used in Operating Activities             (7,480)            (39,343)

 Cash Flows from Investing Activities:
 Purchases of fixed assets                              -                (661)
 Increase in Mineral Resource Assets                    0                   -
                                                  ------------------------------
 Net cash used in investing activities                  0                (661)

 Cash Flows from Financing Activities:
 Proceeds from the issuance of common stock             0              18,000
 Proceeds of Stockholder loans                      7,450                   -
                                                  -----------------------------
 Net Cash provided by financing activities          7,450              18,000


 Net Increase in Cash and Cash Equivalents            (30)            (22,004)
 Cash and Cash Equivalents, beginning of year          29              24,446
                                                 ------------------------------
 Cash and Cash Equivalents, end of year                (1)              2,442
                                                 ==============================

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

Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the

AMERICAN URANIUM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     When used in this Form 10-QSB and in future filings by American Uranium with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "American Uranium expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. American Uranium has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

     Because American Uranium is a development stage company, selected financial date would not be meaningful. Reference is made to the financial statements of American Uranium included elsewhere in the document.

Fiscal Year 1999

     American Uranium did not conduct any business during 1999 that resulted in revenues. All of its activities during 1999 were devoted to establishing a business plan and conducting limited financing activities to obtain initial working capital.

     During the first quarter of 1999, American Uranium incurred general and administrative expenses of $34,695. These expenses were principally the costs associated with, consulting fees, lease expenses, professional fees and salary of the president of the company. The total expenses resulted in a loss for the fiscal quarter ended March 31, 1999 of $34,695. Funding of these expenses was from working capital.

First Quarter 2000

     American Uranium did not conduct any business during the first quarter of 2000 that resulted in any revenues. The net loss of $2,952 resulted from administrative costs.

Liquidity and Capital Requirements

     The working capital of American Uranium at March 31, 1999 was $4,298 and March 31, 2000 was a deficite of $11,953. The current working capital requirements of American Uranium will be funded by shareholder loans.

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


                                    AMERICAN URANIUM, INC.



Date: April 24, 2000               By:   /s/ Glen Akselrod
                                       ----------------------
                                          Glen Akselrod
                                          President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)