Form 10QSB
period 2000-06-30
AMERICAN URANIUM INC
filed 2000-08-07
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


Commission file number 0-26037

                        AMERICAN URANIUM, INC.
        (Exact name of registrant as specified in its charter)

  Florida                            N/A
  (State or other jurisdiction of    (IRS Employer
  incorporation or organization)     Identification No.)


                 121 Richmond Street, West, 7th Floor
                           Toronto, Ontario
                            Canada M5H 2K1
               (Address of principal executive office)

                            (416) 777-1911
         (Registrant's telephone number, including area code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, there were 9,058,261 shares of the Registrant's $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     Balance Sheet as of 6/30/00 and 6/30/99

     Statements of Operations for the 6-month period ended 6/30/00 and 6/30/99

     Statements of Cash Flows for the 6-month period ended 6/30/00 and 6/30/99

     Notes to Financial Statements

     Plan of Operation

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matter to Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8K

                        AMERICAN URANIUM, INC.
                            Balance Sheet


                                            June 30,   December 31
                                            2000       1999
                                                       (audited)
                                            --------
   ASSETS
   Current Assets:
        Cash and Cash equivalents           -          29
             Prepaid Expenses               -          1856
                                            ------     ------
               Total Current Assets         -          1,885
                                            ======     ======
   Mineral Resource Assets                  64,393     64,393
                                            ======     ======
   Fixed Assets
       Furniture and fixtures               661        661
           Less: Accumulated depreciation   187        121
                                            ------     ------
                       Total Fixed Assets   474        540
                                            ======     ======
   Total Assets                             64,867     66,818
                                            ======     ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)

   Current Liabilities:
        Accounts Payable and accrued
           expenses                         14,025     5,485
        Stockholder loans                   13,578     5,428
                                            ------     ------
           Total Current Liabilities        27,603     10,913
                                            ------     ------
   Total Liabilities                        27,603     10,913
                                            ======     ======
    Stockholders' Equity:
        Common stock, $.001 par value,
          100,000 shares authorized,
          9,058,261 shares issued and
          outstanding at December 31, 1999
          and June 30, 2000                 9,058      9,058
        Additional paid-in capital          188,942    188,942
        Accumulated deficit                (160,736)  (142,095)
                                            -------    ------
           Total Stockholders' Equity       37,264     55,905
                                            ------     ------
   Total Liabilities and Stockholders'      64,867     66,818
                                            ======     ======

The accompanying notes are an integral part of these financial statements

                        AMERICAN URANIUM, INC.
                       Statements of Operations

                                       For the 3-month         For the 6-month
                                         period ended            period ended
                                            June 30                 June 30
                                      2000        1999       2000        1999
                                      ----        ----       ----        ----
   Revenues                           -           -          -           -

   Cost of Revenues                   -           -          -           -
                                      ------      ------     ------      ------
   Gross Profit                       -           -          -           -

   Other Costs
      General and                     15,689      2,353      18,526      37,047
      administrative expenses         ------      ------     ------      ------
         Total Other Costs            18,526      37,047

   Other Income and Expense:
       Interest income (expense)      -           -          (115)       -
                                      ------      ------     ------      ------
   Net Loss before Benefit from       (15,689)    (2,353)    (18,641)    (37,047)
   Income Taxes

   Benefit from Income Taxes          -           -          -           -
                                      ------      ------     ------      ------
   Net Loss                           (15,689)    (2,353)    (18,641)    (37,047)
                                      ========    ========   ======      ======
   Earnings (Loss) per Share:         .00         .00        .00         .00
        Basic and Diluted Loss        ========    ========   ======      ======
        per Share

   Basic and Diluted Common           9,058,261   9,058,261  9,058,261   9,058,261
   Shares Outstanding                 =========   =========  =========   =========


The accompanying notes are an integral part of these financial statements

                        AMERICAN URANIUM, INC.
                       Statements of Cash Flows

                                                  For the
                                                  6-Month
                                                  Period
                                                  Ended
                                          June 30,     June 30,
                                          2000         1999
                                          ----         ----

   Cash Flows from Operating Activities:
        Net Loss                          (18,641)     (37,047)

   Adjustments to reconcile net loss
   to net cash used operating activities:
       Depreciation                       66           -
       (Increase) decrease in
       prepaid expenses                   1,856        3,352
       Increase (decrease)
       in accounts payable and accrued    8,540        (8,014)
                                          ------       ------
          Net cash used in operating
          activities                      (8,179)      (41,709)
                                          ------       ------
    Cash Flows from Investing Activities:
       Purchase of fixed assets           -            (661)
       Increase in Mineral Resource
       Assets                             -            -
                                          ------       ------
                                          -            (661)
          Net cash used in investing
          activities                      ------       ------

    Cash Flows from Financing Activities:
       Proceeds from the issuance of
       common stock                       -            18,000
       Proceeds of stockholder loans      8,150        -
                                          ------       ------
          Net cash provided by financing
          activities                      8,150        18,000
                                          ------       ------
   Net decrease in Cash and Cash
   Equivalents                            (29)         (24,370)

   Cash and Cash Equivalents,             29           24,446
   beginning of period                    ------       ------

   Cash and Cash Equivalents,             -            76
   end of period                          ======       ======

   Supplemental Disclosures of Cash
   Flow Information:
       Cash paid during the year for:
           Interest                       -            -
                                          ======       ======
           Taxes                          -            -
                                          ======       ======

The accompanying notes are an integral part of these financial statements

                        AMERICAN URANIUM, INC.
                  Notes to the Financial Statements

The Company

1. American Uranium, Inc. (formerly Zencrest Holdings Corp., Inc.) (the "Company") was formed in 1991 as a subsidiary of People Ridesharing Systems, Inc. ("PRS") a company that filed for reorganization under Chapter 11 of the Bankruptcy Act. As a result of an arrangement with the Bankruptcy Court and PRS, ownership of the Company was provided to the creditors and stockholders of PRS who received ten percent and five percent, respectively, of the outstanding stock of the Company upon the sale of the Company and in contemplation of a merger. In addition, the Company sold eighty-five percent of the Company's stock to nonaffiliated parties.

2. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, and the statements of operations and the statements of cash flows for the three and six months ended June 30, 2000 and 1999.

  The statements of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year.

  While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

4.     Subsequent Events.

  During July 2000, the Company entered into a stock exchange agreement with the stockholders of Visual Bible, Inc. ("Visual Bible"), a Florida corporation, whereby the Company will exchange 12,750,001 of its .001 par value common stock for all of the issued and outstanding stock of Visual Bible. Visual Bible will become a wholly-owned subsidiary of the Company and the former stockholders of Visual Bible will hold approximately 58% of the issued and outstanding common stock of the Company and be able to control the Company's Board of Directors and elect its officers. Visual Bible is engaged in the business of production and distribution of the world's only visual Bible.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

  American Uranium has not had any revenues from operations during the 3-month period ended June 30, 2000. All of its activities during the 3-month period ended June 30, 2000 were devoted to establishing a business plan and conducting limited financing activities to obtain working capital.

  During the 3-month period ended June 30, 2000, American Uranium incurred general and administrative expenses of $15,689. These expenses were principally the costs associated with professional fees. The total expenses resulted in a loss for the 3-month period ended June 30, 2000 of $15,689. American Uranium has no current ability to fund these expenses. However, certain shareholders of American Uranium may be willing to advance funds to American Uranium in order to meet current expenses.

  American Uranium will be required to raise additional funds during the next 12 months to meet its cash requirements.

  American Uranium has not undertaken any product research and development during the 3-month period ended 6/30/00.

  American Uranium does not expect to purchase or sell any plant or significant equipment.

  American Uranium does not expect any significant changes in its number of employees.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  None.

ITEM 2.     CHANGES IN SECURITIES.  None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.     The annual meeting of shareholders was held on June 19, 2000.

b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitations in opposition to management's nominees listed in the proxy statement, and all such nominees were elected.

c.     The matters considered at the Annual Meeting were as follows:

      (1) To explore the possible selection of Arthur Anderson, LLP as independent auditor for the fiscal year ended 12/31/00;

      (2) To consider a proposal to change American Uranium's state of incorporation from New Jersey to Florida; and

      (3) To elect Glen Akselrod, C.T. Yeh and Anthony Ng to the Board of Directors.

      6,588,086 shares were represented at the Annual Meeting in person or by proxy. The vote of the shareholders was as follows:

      Item (1): 6,588,086 for approval
      Item (2): 6,588,086 for approval
      Item (1): 6,588,086 for Glen Akselrod; 6,588,086 for C.T. Yeh; and 6,588,086 for Anthony Ng

d.     No other business came before the Annual Meeting.

ITEM 5.     OTHER EVENTS.

  On August 1, 2000, American Uranium concluded a stock exchange agreement with the holders of all of the issued and outstanding common stock of Visual Bible, Inc., a Florida corporation. As a result, Visual Bible has become a wholly-owned subsidiary of American Uranium. The former shareholders of Visual Bible were issued 12,750,001 shares of common stock. Such former shareholders hold approximately 58% of the issued and outstanding common stock of American Uranium and will be able to control American Uranium's Board of Directors. American Uranium will file a form 8-K in connection with such transaction.

ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

(a)    Exhibits.

Exhibit #   Description                Location
27          Financial Data Schedule    Filed Electronically Herewith

Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                              SIGNATURES

       In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, AMERICAN URANIUM, INC.
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN URANIUM, INC.



Date: 8/4/00                         By: /s/ James D. Beatty
                                     --------------------------
                                     James D. Beatty, President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)