Form 10QSB
period 2000-09-30
VISUAL BIBLE INTERNATIONAL INC
filed 2000-11-20
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-26037

                   VISUAL BIBLE INTERNATIONAL, INC.
                   --------------------------------
        (Exact name of registrant as specified in its charter)


            Florida                        65-1030068

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


    5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (416) 216-8512
                            --------------
         (Registrant's Telephone Number, Including Area Code)


                                 N/A
                                 ---
    (Former Name or Former Address, if Changed Since Last Report)


Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2000, there were 23,137,762 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]


                          TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 31, 2000 and
     December 31, 1999

(b) Consolidated Statements of Operations for the three and nine month periods ended 9/30/00 and 9/30/99

(c) Consolidated Statements of Cash Flows for the three and nine month periods ended 9/30/00 and 9/30/99

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Events.

Item 6.   Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 31, 2000 and
     December 31, 1999

                   VISUAL BIBLE INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS

                                         September    December
                                          30, 2000     31, 1999*
                                       __________________________
ASSETS

Current Assets:

     Cash and cash equivalents             $2,685,968     $75,345

     Accounts receivable                   $1,098,144    $833,180

     Due from affiliates                           $0     $60,459

     Prepaid expenses and other            $1,535,693     $61,793
          current assets
                                       __________________________

     Total Current Assets                  $5,319,806  $1,030,777

Production in Progress                     $1,200,568          $0

Property, Plant and Equipment, net           $293,865     $97,694

Intangible Assets

     IBS rights                            $1,000,000  $1,000,000

     Productions                             $697,527    $697,527

     Less: Accumulated amortization        ($262,109)          $0

Other Assets                                   $2,829      $2,839
                                       __________________________

     Total Assets                          $8,252,485  $2,828,837
                                       ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Notes payable                         $1,914,757          $0

     Accounts payable and accrued          $1,619,279    $734,588
          expenses

     Due to stockholders                   $1,980,146          $0

     Due to afffiliates                      $531,039          $0
                                       __________________________

     Total Current Liabilities             $6,045,221    $734,588

Long Term Debt:

     Notes Payable                            $90,000  $1,672,527

Deferred Income Taxes                              $0     $70,727
                                       __________________________

     Total Liabilities                     $6,135,221  $2,477,842
                                       __________________________

Stockholders' Equity:

     Common Stock, authorized                 $22,901        $611
          150,000,000 shares, $.001
          par value, issued and
          outstanding, 22,901,262
          at September 30, 2000, and
          611,000 at December 31,
          1999

     Additional paid-in capital            $5,603,476      $3,500

     Retained earnings (deficit)         ($3,509,113)    $346,884
                                       __________________________

     Total Stockholders' Equity            $2,117,264    $350,995
                                       __________________________

     Total Liabilities and                 $8,252,485  $2,828,837
          Stockholders' Equity         ==========================



The accompanying notes are an integral part of these unaudited consolidated financial statements.

*Restated

(b) Consolidated Statements of Operations for the three and nine month periods ended 9/30/00 and 9/30/99

                       VISUAL BIBLE INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATION*

                        For the Three Months       For the Nine Months Ended
                        Ended September 30         September 30

                             2000         1999          2000         1999
                        ______________________________________________________

Sales:

Product Sales                 $918,899     $818,996    $2,399,890   $2,902,085

Royalty Income                 $31,021           $0       $31,700           $0
                        ______________________________________________________

Cost of Goods Sold          ($428,792)   ($388,769)  ($1,024,706) ($1,287,768)
                        ______________________________________________________

Gross Profit                  $521,128     $430,227    $1,406,884   $1,614,317
                        ______________________________________________________

Costs and Expenses:

 Selling, general and       $1,566,480     $316,267    $4,296,222     $892,060
 administrative

 Salaries and benefits         $91,487     $100,920      $611,621     $299,529

 Royalty expenses              $12,878       $5,331       $28,621      $20,048

 Amortization expense         $306,295           $0      $262,109           $0

 Depreciation expense           $8,699       $2,278       $29,142      $11,826
                        ______________________________________________________

  Total costs and           $1,985,839     $424,796    $5,227,714   $1,223,463
  expenses
                        ______________________________________________________

Income(Loss) from         ($1,464,710)       $5,431    $3,820,830     $390,854
Operations

Other Income (Expense)       ($22,511)   ($118,038)     ($57,828)   ($354,269)
                        ______________________________________________________

Net Income (Loss) from    ($1,487,221)     $112,607    $3,878,658      $36,585
Continuing Operations
Before Income Taxes

Provision (Credit) for              $0           $0     ($87,528)           $0
Income Taxes
                        ______________________________________________________

Net Income (Loss) from    ($1,487,221)   ($112,607)  ($3,791,130)      $36,585
Continuing Operations

Loss from Discontinued       ($64,867)           $0     ($64,867)           $0
Operations
                        ______________________________________________________

Net Income (Loss)         ($1,552,088)   ($112,607)  ($3,855,997)      $36,585
                        ======================================================

Income (Loss) per
Share:

 Basic and diluted
 income (loss) per share

  From Continuing              ($0.07)        $0.00       ($0.18)        $0.00
  Operations

  From Discontinued              $0.00        $0.00         $0.00        $0.00
  Operations
                        ______________________________________________________

                               ($0.07)        $0.00       ($0.18)        $0.00
                        ______________________________________________________

Basic and diluted           22,290,429   21,808,262    21,968,984   21,808,262
common shares           ======================================================
outstanding




The accompanying notes are an integral part of these unaudited consolidated financial statements.

*Restated.

(c) Consolidated Statements of Cash Flows for the three and nine month periods ended 9/30/00 and 9/30/99

                   VISUAL BIBLE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS*


                                                    For the Nine Months Ended

                                                           September 30,

                                                         2000         1999
                                                    ___________________________

Cash Flows from Operating Activities:

  Net Income (Loss)                                     $3,855,997      $36,585

  Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:

  Depreciation and amortization                           $291,251      $11,836

  Loss on discontinued operations                          $64,867           $0

  Deferred tax adjustments                               ($70,727)           $0

  Decrease (Increase) In:

    Accounts receivable                                 ($264,964)     $505,082

    Prepaid expense and other assets                  ($1,473,900)       $7,387

    Other assets                                               $10      $25,341

  Increase (Decrease) In:

    Accounts payable and accrued expenses                 $870,666   ($525,639)

    Loans and advances to affiliates                      $591,498
                                                    ___________________________

      Net cash provided by (used in) operating
      activities                                      ($3,847,296)      $60,592
                                                    ===========================
Cash Flows from Investing Activities:

  Purchase of property, plant and equipment             ($225,313)    ($70,053)

  Production in progress                              ($1,200,568)
                                                    ___________________________

    Net cash used in operating activities             ($1,425,881)    ($70,053)
                                                    ===========================
Cash Flows from financing activities:

  Net proceeds from the sale of capital stock           $6,134,997          $61

  Principal payments on notes payable                   ($217,765)           $0

  Loans from stockholders                               $1,966,568           $0
                                                    ___________________________

    Net cash provided by financing activities           $7,883,800          $61
                                                    ___________________________

Net (Decrease) in Cash and Cash Equivalents             $2,610,623     ($9,400)

Cash and Cash Equivalents, beginning of period             $75,345     $176,838
                                                    ___________________________

Cash and Cash Equivalents, end of period                $2,685,968     $167,438
                                                    ===========================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

  Interest                                                      $0           $0
                                                    ===========================

  Income taxes                                                  $0           $0
                                                    ===========================

Supplemental Disclosure of Noncash Investing and
Financing Activities:

  Net assets acquired in reverse merger                    $37,264           $0
                                                    ===========================

  Notes payable issued for capital stock repurchases      $549,995           $0
                                                    ===========================





The accompanying notes are an integral part of these unaudited consolidated financial statements.

*Restated.

(d)  Notes to Financial Statements

                   VISUAL BIBLE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000

THE COMPANY

On August 7, 2000 American Uranium, Inc and Visual Bible, Inc. (collectively with its subsidiaries herein referred to as Visual Bible) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, one share of American Uranium, Inc. common stock was issued and exchanged for one common stock share of Visual Bible giving the stockholders of the merged company, Visual Bible, Inc. controlling interest. Also, on August 7, 2000, American Uranium, Inc. changed its name to Visual Bible International, Inc. (the "Company").

The merger was accounted for as a purchase. However, since the stockholders of Visual Bible own approximately 58% of the outstanding shares, and therefore have control, they will be deemed to be the acquiror and no step up basis will be reflected and no goodwill will be recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staffs' view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

INTERIM PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These statements include the accounts of Visual Bible International, Inc. and all of its wholly owned and majority owned subsidiaries. The December 31, 1999 balance sheet was derived from the consolidated annual financial statements of Visual Bible, Inc. restated to reflect their merger with Guardian Productions, LLC, which occurred on July 14, 2000 and has been retroactively restated within these financial statements. The Merger has been accounted for in accordance with the accounting treatment required in a reverse merger whereby Visual Bible, Inc. has been deemed the acquirer for accounting and financial reporting purposes. The historical financial statements presented herein are the restated financial statements of Visual Bible, Inc. restated to reflect the merger Guardian Productions, LLC as if that merger took place at the beginning of such periods with the financial statements of American Uranium being included as discontinued operations from the date of the Merger. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes in the Company's Form 8-K/A dated October 16, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents. For the periods reported within these consolidated financial statements all prior period financial statements have been restated as if the merger took place at the beginning of such periods. Earnings (loss) per share have been restated to reflect this accounting treatment.

NEW ACCOUNTING PRONOUNCEMENTS

FASB 139:

The Financial Accounting Standards Board recently issued FASB 139 which requires that all producers or distributors that own or hold rights to distribute or exploit films follow the guidance in AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." FASB 139 shall be effective for financial statements for fiscal years beginning after December 15, 2000.

FASB 121:

Financial Accounting Standards Board issued FASB 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB 121 will require that the company review long-lived assets to be held and used in operations when events and changes in circumstances indicate that the assets might be impaired.
 The carrying value of long-lived assets will be considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.


ADVERTISING COSTS:

FASB 139 and SOP 00-2 now require that entities involved in the film industry which were originally excluded from the scope of SOP 93-7 "Reporting on Advertising Costs" should now account for advertising costs in accordance with the provision of SOP 93-7.

ACQUISITION OF VISUAL ENTERTAINMENT, INC.

On June 20, 2000, Visual Bible, Inc. acquired in a stock exchange agreement, all of the outstanding capital stock of Visual
Entertainment, Inc. ("VE"). In connection with this transaction, in May 2000, VE entered into redemption agreements with all of its shareholders but one and repurchased their shares through the issuance of notes payable totaling $549,995.

MERGER AGREEMENT WITH GUARDIAN PRODUCTIONS, LLC

On July 14, 2000, Visual Bible, Inc. completed a transaction in which Guardian Productions, LLC. was merged with and into Visual
Bible, Inc.

NOTES PAYABLE

The notes payable at September 30, 2000 are comprised as follows:

Installment notes payable with former VE
Shareholders and CEO requiring 24 monthly
payments of $7500 through May 2002.               $  107,500

Convertible notes payable to the former VE
Shareholders were due September 1, 2000 and
were convertible upon non-payment on that
due date. The Company is currently
negotiating new repayment terms with the
note holders.                                     $  324,995

Convertible notes payable issued in connection
With the December 16, 1999, asset purchase by
Guardian Productions, LLC were due September 1,
2000 and were convertible upon non-payment on
that due date.  The Company is currently
negotiating new repayment terms with this note
holder.                                           $1,572,262

                                                  ----------

                                                  $2,004,757
                                                  ==========

STOCKHOLDERS' EQUITY

During the third quarter of the 2000 fiscal year, the Company issued 12,750,001 shares of common stock in connection with their acquisition of Visual Bible, Inc. The Company made such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended. This transaction has been previously reported in the 8-K filed August 16, 2000 and within the Company's Form 8-K/A filed October 16, 2000.

Also during the third quarter of the 2000 fiscal year, the Company issued 600,000 shares of common stock to four U.S. Person purchasers hereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for net aggregate consideration of approximately $2,850,000 after aggregate placement fees of approximately $150,000 in connection with "Offering One". The Company has agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares.

Also during the third quarter of the 2000 fiscal year, the Company commenced an offering of up to 1,500,000 shares of their common stock ("Offering Two") without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder. Offering Two is continuing, but, as of September 30, 2000, the Company has issued 493,000 shares of common stock for net aggregate consideration of approximately $3,280,000 after placement fees of approximately $171,000 in connection with Offering Two. The Company has agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares.

Also during the third quarter of the Company's 2000 fiscal year, the Company commenced an offering of up to 3,000,000 shares of their common stock ("Offering Three") to accredited investors without registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) thereof. Offering Three is continuing, and, as of the date hereof, the Company has not sold any of its common stock in connection with Offering Three. The terms of Offering Three provide that the Company will file a registration statement on an appropriate form as to all of the shares sold in Offering Three.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

When used in this Form 10-QSB and in future filings by Visual Bible International, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "Visual Bible International, Inc. or the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. Visual Bible International, Inc. has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Management's Discussion and Analysis

The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this Report.

Overview

On August 7, 2000, our wholly owned subsidiary, American Uranium, Inc., merged into Visual Bible, Inc, a Florida corporation, (the "Merger"). Prior to the Merger, we had limited operations and were looking to consummate a business combination with another company which had operations. As a result of the Merger, Visual Bible, Inc. the Florida corporation, became our wholly owned subsidiary, and the shareholders of the Florida corporation received 51% of our outstanding common stock. On August 7, 2000, we changed our name from American Uranium, Inc. to Visual Bible International, Inc. For accounting purposes, the Merger was treated as Visual Bible, Inc., acquiring American Uranium, Inc., and hence for this Management's Discussion section and accounting purposes, references to the "company," "us" and "we" refer to the operations of Visual Bible International, Inc.

Visual Bible International, Inc. is a global faith-based media company positioned to become a leading developer, distributor and broadcaster of faith-related products. The faith-based market is estimated to be $5.7 billion in the United States alone. Foreign markets are estimated at four to five times this size, indicating a global market projected to be $40 billion by 2004. The market has been growing at a striking 12% per annum for more than five years.

The Company has, with its flagship product The Visual Bible(TM), locked up the visual Bible market by securing exclusive visual and digital rights to the most popular versions of the Bible. It cannot be matched by others and is the world's only word-for-word visual Bible. The Company has produced and successfully released the books of Matthew and Acts. The feature films for the word-for-word books of Mark, Luke, and John are currently in production in Morocco.

The Company is in pre-development of the motion pictures based on the five books of Moses and has active plans to produce movies of the entire 66 books of the Bible. It is acquiring an extensive library of written, visual and musical content, and it has strong proven expertise in event production, film and television program development and production.

The Company's primary strengths are its exclusive intellectual property rights to the visual representation of the most popular versions of the Bible, its production ability, and its marketing, sales and distribution networks. The Company seeks to be fully integrated with a unique global vision and a broad geographic reach. It is structured to generate profit levels that it hopes will attract capital infusion, and it has the financial discipline that will ensure its long-term growth and strength. Profits will be continually re-invested into the acquisition and development of new products and services and a continually stronger distribution and sales network. The Company is organized to focus its two existing core strengths, product development and content delivery, to the global Christian and general markets.

The Company is actively acquiring additional intellectual property rights, producing new products, building its sales and distribution channels, developing it financial strength and expanding its strategic alliances.

KEY PRODUCTS, EVENTS AND SERVICES

The Company is a leading developer and distributor of faith-related products, events and services. The Company's expected product line is a library of word-for-word motion pictures of each book of the Bible, from Genesis to Revelation, which it intends to deliver to the world. The Company is in active discussions to acquire the rights for developing additional works considered to be, or inspired by, God's Word and God's Love. All derivative products will reflect the spiritual values and growth opportunities inherent in these works.

The Company's product line includes full length films for theater, video, DVD and television markets, as well as television series and radio shows for broadcast and interactive broadband markets. In addition, it will include merchandise for the mass market, stage productions and traveling stadium shows.

The movie versions of the books of Mark, Luke and John are now in production and are expected to be delivered over the next nine months. Given the initial success of Matthew, the Company has already covered the production cost of Mark, Luke and John through pre-distribution sales agreements with very strong, well established direct response companies. The Company is now in pre-development on the five Books of Moses (Genesis, Exodus, Leviticus, Numbers and Deuteronomy) and has plans to produce, subject to available financing, the entire 66 books of the Bible.

The Company is also negotiating or in pre-production on shorter animation and live action films for kids, such as Fingles (a highly successful series of children's books that has been popularized in parts of Europe and is ideally suited to a full line of products), the Ten Commandments for Kids and animated Visual Bible for Kids films.

The Company hopes to produce a series of behind-the-scenes gift and topical books to enhance the film and video lines. Ancillary products are expected to include clothing, cards, posters, calendars, toys, study guides, games and souvenirs, and will be designed to support and maximize revenue from both television shows and film projects. Other publications are planned for future development.

DISTRIBUTION

The Company continues to expand its distribution channels through strategic distribution alliances to specific segments of the market.
 The Company has initiated discussions with several alliance partners in each of the following market segments: Book Retailing, VHS/DVD Channels, Direct-to-Consumer, Mass Merchandising and
Infomercials.

The strategy the Company has adopted is to maintain control over the choice of partners in order to control risk due to the nature of the content - the Holy Bible. The Company is sensitive to the market and has divided the market into the two segments: the Christian marketplace and the secular marketplace. To that end, the Company's licensing agreements with ABS and Broadman & Holman contain elements allowing these organizations to distribute to their specific Christian markets.

The Company has also begun to deploy human and capital resources to the development of its e-commerce strategy. Through its production capability and its defined content, the Company believes it is uniquely positioned to be the predominant religious portal within the Christian community. While its near term objective is sales of product through e-commerce, its long-term strategy is to develop streaming video and merchandising strategies to further enhance the overall online revenue plan.

RESULTS OF OPERATIONS

We had revenues from product sales of $918,899 and $2,399,890, respectively, for the three and nine months ended September 30, 2000, as compared to $818,996 and $2,902,085 for the three and nine months ended September 30, 1999. We had revenues from royalty income of $31,021 and $31,700, respectively, for the three and nine months ended September 30, 2000, and $0 revenues for the three and nine months ended September 30, 1999. Our gross profit was $521,128 for the three months, and $1,406,884 for the nine months ended September 30, 2000, as compared to $430,227 and $1,614,317, respectively, for the three and nine months ended September 30, 1999.

These results reflect sales from the existing religious marketplace.
 We are seeking to rapidly expand our channels of distribution to serve, respectively, the direct response and mass consumer markets.

For the three months and nine months ended September 30, 2000, other expenses totaled $22,511 and $57,828, respectively, which consisted of the following:

                         Three months   Nine months
                         Ended 9/30/00  Ended 9/30/00

Interest Expense:        $ 22,526       $ 51,373
Interest Expense:              15            544
FTR Expense:                    0          7,000
     Total               $ 22,511       $ 57,828


For the three and nine months ended September 30, 2000, we incurred total expenses of $1,985,839 and $5,227,714 respectively.

As a result of the foregoing, we had a net loss from continuing operations of $1,487,221 for the three months, and $3,791,130 for the nine months ended September 30, 2000, as compared to $112,607 for the three months, and a net income of $36,585 for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, we incurred a loss on discontinued operations of $64,867 as a result of the merger with American Uranium, Inc.

The increased loss reflects increased investment in human resources, expanded expenses in connection with acquisition of new distribution channels, and pre-production expenses.

As a result of the foregoing, we had a net loss of $1,552,088 and $3,855,997 for the three and nine months ended September 30, 2000 as compared to a net loss of $112,607 for the three months ended September 30, 1999 and net income of $36,585 for the nine months ended September 30, 1999. The loss per basic and diluted share was $.07 for the three months, and $.18 for the nine months, ended September 30, 2000 as compared to a loss per basic and diluted share for the three months, and for the nine months, ended September 30, 1999 of $0.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had a working capital deficit of $725,415. In order to continue to finance our operations, we will continue to rely upon loans from stockholders and possible capital contributors, and other equity or debt financing. Any sale of additional equity securities will result in dilution to our shareholders. Likewise, potential debt financing may include equity elements that will result in dilution to our shareholders. There can be no assurance that additional financing when required will be available to the Company in amounts or on terms that are acceptable.
 Until we obtain sufficient funds necessary to capitalize the growth of our operations, expenditures required to increase revenue may be substantially limited. Should we be unable to obtain continued funding, our operation may be adversely affected.

Since inception, we have financed our operations primarily through private equity financing. For the nine months ended September 30, 2000, we received net proceeds in the amount of $6,134,997 from the sale of shares of our common stock.

During the third quarter of the 2000 fiscal year, we issued 600,000 shares of common stock to four U.S. Person purchasers hereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for net aggregate consideration of approximately $2,850,000 after aggregate placement fees of approximately $150,000 in connection with such offering. We have agreed to file a registration statement on an appropriate form as to all of the shares sold in such offering on behalf of the holders of such shares.

During the third quarter of the 2000 fiscal year, we also commenced an offering of up to 1,500,000 shares of our common stock without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder. Such offering is continuing, but, as of September 30, 2000, the Company has issued 493,000 shares of common stock for net aggregate consideration of approximately $3,280,000 after placement fees of approximately $171,000. We have agreed to file a registration statement on an appropriate form as to all of the shares sold in such offering on behalf of the holders of such shares.

During the third quarter of the 2000 fiscal year, we also commenced an offering of up to 3,000,000 shares of our common stock to accredited investors without registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) thereof. Such offering is continuing, but, as of the date hereof, we have not sold any of our common stock in connection with such offering. The terms of such offering provide that we will file a registration statement on an appropriate form as to all of the shares sold in such offering.

For the nine months ended September 30, 2000, we used $3,847,296 from operating activities. We also used $1,425,881 in investing activities which consisted of the purchase of fixed assets for $225,313 and the investment in production in progress of $1,200,568.

For the nine months ended September 30, 2000, we received $7,883,800 from financing activities, which included the proceeds from the sale of common stock and loan proceeds from stockholders of $1,966,568 less repayment of certain notes amounting to $217,765.

As a result of the foregoing, for the nine months ended September
30, 2000, cash increased by $2,610,623 to $2,685,968.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The negotiations of our subsidiary Visual Bible, Inc ("VB")with TD Global Finance on behalf of various financial institutions for a loan in the amount of $12,500,000 have terminated. We and our subsidiary are, however, continuing to negotiate with other parties in connection with loans on similar terms. There can be no assurance, however, that such financing will be available to us or in amounts or on terms that are acceptable.

On November 1, 2000, we entered into two agreements with The Columbia House Company. One such agreement relates to VB's video products (the "Video Agreement") and the other such agreement relates to its audio products (the "Audio Agreement"). The Video Agreement has a term (the "Term") beginning on the date of execution and ending December 31, 2003, during which VB has agreed to assign to The Columbia House Company the exclusive right to manufacture, advertise, market, distribute and sell Video Devices (as defined in the Video Agreement) by Direct Response Distribution (as defined in the Agreement) within the United States, Canada, Mexico and their territories and possessions ( the"Territory"). As part of the Video Agreement, we have agreed to pay a fixed royalty (the"Fixed Royalty") to The Columbia House Company for each Video Device containing an Audiovisual Work (as defined in the Video Agreement) based upon the Book of Matthew distributed during the Term in the Territory by methods other than Direct Response Distribution. In turn, The Columbia House Company has agreed to pay Visual Bible certain Royalties on Net Paid Sales (as defined in the Video Agreement) of Video Devices and to provide internet online fulfillment of orders of Video Devices from visitors to our website.
 The terms of the Audio Agreement are generally similar to the terms of the Video Agreement, but the Audio Agreement relates to sound reproductions in all formats from Master Recordings owned or controlled by VB. Likewise, the amount and method of determination of Royalties to be paid by The Columbia House Company to Visual Bible differs from the Video Agreement. We have not yet specifically determined the effect that such agreements will have on our future operating results. We expect, however, that revenues generated under such agreements will significantly exceed the obligations upon us thereunder.

On November 12, 2000 VB executed a distribution agreement with Stewart House, Inc. The agreement has a term (the "Term") beginning on the date of execution of the Agreement and ending December 31, 2005, unless earlier terminated pursuant to the terms of the Agreement, during which VB has appointed Stewart House, Inc. as the exclusive distributor within certain distribution channels (as specified in the agreement) of audio-visual devices embodying programs owned or controlled by VB (a "Videogram") in the United States and Canada (the "Territory"). The Term of the agreement may be automatically extended in the event that certain minimum purchase requirements (as described in the agreement) are met by Stewart House, Inc. Stewart House, Inc. has the right to terminate the agreement upon 90 days' written notice prior to the expiration of the first year of the Term. During the Term, Stewart House, Inc.
has agreed to purchase certain amounts of Videograms at the price specified in the agreement. Payment for Videograms purchased by Stewart House, Inc. is to be made upon the earlier to occur of the date that Stewart House, Inc. receives payment from its sale of such Videograms or 180 days after the date of shipment of the Videograms from BV to Stewart House, Inc., provided that Stewart House, Inc. is permitted to retain a 20% holdback for the possibility of returns. The agreement places an obligation upon Stewart House, Inc. to purchase a minimum of one million Videograms during the first year of the Term at a price of $27.50 each. The maximum amount of revenue that could be realized by us as a result of Stewart House, Inc.'s first year minimum purchase requirement is $27,500,000. However, our ability to realize such revenue is subject to many factors, including but not limited to Stewart House, Inc.'s ability to resell all of the one million Videograms, the manner in which Stewart
House, Inc. is paid for such Videograms and the financial abilities of Stewart House, Inc. Since the relationship with Stewart House, Inc. has just recently been concluded and we do not yet have any basis to know whether such relationship will continue or be successful, there can be no assurance of the amount, if any, of the revenue that we may generate under the Stewart House, Inc. agreement.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not Applicable.

ITEM 2.   CHANGES IN SECURITIES.

During the third quarter of our 2000 fiscal year, we issued 12,750,001 shares of our common stock in connection with our acquisition of Visual Bible, Inc. We made such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Such transaction has been previously reported in our 8K filed August 16,2000.

During the third quarter of our 2000 fiscal year, we issued 599,640 shares of our common stock to four U.S Person purchasers hereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for aggregate consideration of approximately $3,000,000.00 ("Offering One"). We paid aggregate placement fees of approximately $150,000.00 in connection with Offering One. We have agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares.

During the third quarter of our 2000 fiscal year, we commenced an offering of up to 1,500,000 shares of our common stock ("Offering Two") without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder. Offering Two is continuing, but, as of the date hereof, we have issued 729,500 shares of our common stock to seven non U.S. Person purchasers thereof for aggregate consideration of approximately $5,167,000.00, and we have paid aggregate placement fees of approximately $255,000.00 in connection with Offering Two. We have agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares.

During the third quarter of our 2000 fiscal year, we commenced an offering of up to 3,000,000 shares of our common stock ("Offering Three") to accredited investors without registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) thereof. Offering Three is continuing, and, as of the date hereof, we have not sold any of our common stock. The terms of Offering Three provide that we will file a registration statement on an appropriate form as to all of the shares sold in Offering Three on behalf of the holders thereof.

Each of the persons to whom securities were or are to be issued in connection with Offering One, Offering Two or Offering Three made or will have made an informed investment decision based upon negotiation with the with us and was provided with or will be provided with an appropriate offering document and access to material information regarding us. The Company believes that all purchasers of its securities pursuant to Offering One, Offering Two and Offering Three had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares sold or to be sold in Offering One, Offering Two and Offering Three bear or will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.   OTHER EVENTS.

(a) The negotiations of our subsidiary Visual Bible, Inc. ("VB ") with TD Global Finance on behalf of various financial institutions for a loan in the amount of $12,500,000.00 as reported in our 8K filed August 16,2000, have terminated. VB is, however, continuing to negotiate with other parties in connection with loans on similar terms.

(b) On November 1, 2000 we entered into two agreements with The Columbia House Company. One such agreement relates to VB's video products (the "Video Agreement") and the other such agreement relates to its audio products (the "Audio Agreement"). The Video Agreement has a term (the "Term") beginning on the date of execution and ending December 31, 2003 during which VB has agreed to assign to The Columbia House the exclusive right to manufacture, advertise, market, distribute and sell Video Devices (as defined in the Video Agreement) by Direct Response Distribution (as defined in the Agreement) within the United States, Canada, Mexico and their territories and possessions (the "Territory"). As part of the Video Agreement, we have agreed to pay a fixed royalty (the "Fixed Royalty") to The Columbia House for each Video Device containing an Audiovisual Work (as defined in the Video Agreement) based upon the Book of Matthew distributed during the Term in the Territory by methods other than Direct Response Distribution. In turn, The Columbia House has agreed to pay Visual Bible certain Royalties on Net Paid Sales (as defined in the Video Agreement) of Video Devices and to provide internet online fulfillment of orders for Video Devices from visitors to our website. The terms of the Audio Agreement are generally similar to the terms of the Video Agreement, but the Audio Agreement relates to sound reproductions in all formats from Master Recordings owned or controlled by VB. Likewise, the amount and method of determination of Royalties to be paid by The Columbia House to Visual Bible differs from the Video Agreement.

(c) On November 12, 2000 VB executed a distribution agreement with Stewart House, Inc. The agreement has a term (the "Term") beginning on the date of execution of the Agreement and ending December 31, 2005, unless earlier terminated pursuant to the terms of the Agreement, during which VB has appointed Stewart House as the exclusive distributor within certain distribution channels (as specified in the agreement) of audio-visual devices embodying programs owned or controlled by VB (a "Videogram") in the United States and Canada (the "Territory").
      The Term of the agreement may be automatically extended in the event that certain minimum purchase requirements (as described in the agreement) are met by Stewart House. Stewart House has the right to terminate the agreement upon 90 days written notice prior to the expiration of the first year of the Term. During the Term, Stewart House has agreed to purchase certain amounts of Videograms at the price specified in the agreement. Payment for Videograms purchased by Stewart House is to be made upon the earlier to occur of the date that Stewart House receives payment from its sale of such Videograms or 180 days after the date of shipment of the Videograms from VB to Stewart House, provided that Stewart House is permitted to retain a 20% holdback for the possibility of returns.

ITEM 6.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

(a)  Exhibits.

Exhibit
Number  Description                Location

27      Financial Data Schedule    Filed Electronically Herewith

(b)  Reports on Form 8-K.

Form 8-K, dated August 16, 2000 reporting on Item 1, "Changes in
Control of Registrant "; Item 2, "Acquisition and Disposition of
Assets "; and Item 5, "Other Events".

Form 8-K/A, dated October 16, 2000 reporting on Item 7, "Financial
Statements".

                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISUAL BIBLE INTERNATIONAL, INC.



Date: 11/20/00                     By: /s/ Bess V. Fotopoulos
                                   -----------------------------
                                   Bess V. Fotopoulos, President