Form 10KSB
period 2000-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2001-05-24
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

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

       (State or Other Jurisdiction             (IRS Employer
             of Incorporation)               Identification Number)


     5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486
               ----------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

                            (561)697-0471
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value

                           (Title of Class)

       Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year was $3,073,308

       The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a May 21, 2001 was $6,428,217.

       At May 21, 2001 there were 12,439,356 shares of the Registrant's Common Stock outstanding.



                          TABLE OF CONTENTS


                               PART I.

Item 1.        Description of Business.

Item 2.        Description of Property.

Item 3.        Legal Proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5.        Market for Common Equity and Related Stockholder
               Matters.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

Item 7.        Financial Statements.

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange Act.

Item 10.       Executive Compensation.

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management.

Item 12.       Certain Relationships and Related Transactions.

Item 13.       Exhibits, List and Reports on Form 8-K.


Signatures

PART I.

Item 1.        Description of Business.

Background

       We are the successor by merger (the "Merger") to American Uranium, Inc. ("American Uranium"). During June 2000, American Uranium changed its state of incorporation from New Jersey to Florida by means of a merger into a wholly-owned Florida subsidiary, American Uranium Reincorporation, Inc., which then changed its name to American Uranium, Inc. During August, 2000, American Uranium amended and restated its articles of incorporation, which among other things, changed its name to Visual Bible International, Inc. As a result of the Merger and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), we are deemed as a successor issuer and are required to continue to file reports (collectively, the "Reports") under the Exchange Act, all of which Reports are incorporated herein by this reference. On July 31, 2000, we concluded a voluntary share exchange transaction with all of the shareholders of Visual Bible, Inc., a Florida corporation ("Visual Bible") whereupon Visual Bible and its subsidiaries became our wholly owned subsidiary.

       Prior to the Merger, we were a development stage company seeking to engage in the mining business.

       Visual Bible was incorporated in the State of Florida in 2000. During July of 2000, Visual Bible engaged in a share exchange transaction with the sole shareholder of Visual Entertainment, Inc. ("Visual Entertainment"), a Texas corporation whereby Visual Entertainment (and its wholly owned subsidiary Visual Entertainment Music, LLC, ("Visual Music") a Texas limited liability company) became a wholly owned subsidiary of Visual Bible. Likewise, during July of 2000 Visual Bible merged with Guardian Productions, LLC, a Delaware limited liability company that, as a result of an asset purchase transaction concluded in December 1999, acquired substantially all of the assets of Visual International (Pty) Ltd. ("Visual Pty"), a corporation organized under the laws of South Africa.

       As a result of the foregoing corporate actions, we acquired substantially all of the assets of Visual Pty, which includes an exclusive license agreement granted to Visual Pty by the International Bible Society (the "IBS License Agreement") to produce, distribute, market and sell, in a visual format, the New International Version of the Bible, all intellectual property and proprietary information, accounts receivable, video, film and music inventory associated with, among other things, the production of the Gospel of Matthew and the Book of Acts, and we have assumed certain liabilities of Visual Pty. Subject to our ability to obtain substantial capital, we intend to expand our product line to include production of many additional books of the Bible and to utilize an internet portal for the purpose of marketing our core and various ancillary products and services that we may develop.

       We undertake our operations through various of our subsidiaries and the subsidiaries of our subsidiaries. Our subsidiaries are Visual Bible, Visual Scriptures, Inc., a Florida corporation ("VS"); Visual Bible Kids, Inc., a Florida corporation ("VB Kids");Visual Bible Europe, Inc., a Florida corporation ("VB Europe"); Visual Bible Ontario, Ltd., an Ontario, Canada corporation
("VB Canada"); and    Anadomini 2000 Productions, Inc., an Ontario,
Canada corporation ("Anadomini"). The subsidiaries of VB are Visual Entertainment; Visual Bible Productions, Inc., a Florida corporation ("Productions"); Visual Releasing, Inc., a Florida corporation ("Releasing"); and Visual MLJ, Inc., a Florida corporation ("MLJ"). The subsidiary of Visual Entertainment is Visual Music.
Philosophy

       We, through our VisualBible(TM) products and related services, seek to become the pre-eminent provider of visual and audio religious products and related services.

Accomplishments

       Our productions of the gospel of Matthew and the Book of Acts have sold over 600,000 copies. Based upon the success of our initial productions, we intend to expanding our product line to include many of the other 64 books of the Bible. We have undertaken substantial production activities associated with the filming of the books of Mark, Luke and John. However, we have not yet been able to conclude production financing to complete the production of the books of Mark, Luke and John. In anticipation of our ability to complete the production financing, we utilized substantially all of our working capital to finance the production activities and, in addition, incurred substantial additional liabilities. We are, therefore, in a seriously deficient cash position, and we have defaulted in the payment of certain of our obligations.

Objectives

       Our objective is to continue to recreate the numerous versions of the Bible in a visual format to supplement our existing VisualBible(TM) products, and to deliver the VisualBible(TM), along with the many complementary products and services created as adjuncts to the VisualBible(TM), to the world's population.

       We expect to accomplish those objectives by recreating many of the books of the Bible as full length feature films for distribution as the VisualBible(TM) in video tape and DVD formats, maintaining a religious internet portal where the VisualBible(TM), and our other products and services, along with other non-proprietary religious products, services and materials, can be reviewed and purchased by the world's population, creating and maintaining a world wide brand image for the VisualBible(TM) and our other products and services.

Strategic Partners

       In addition to the IBS License Agreement, we have concluded license agreements with the American Bible Society for the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible, and with Broadman & Holman for the rights to produce, distribute, market and sell, in visual format, its copyrighted Holman Christian Standard Version of the Bible. We are currently negotiating a similar agreement with Nelson Bibles, a division of Thomas Nelson Inc. for the rights to produce, distribute, market and sell, in visual format, its copyrighted New King James Version of the Bible. As a result of these relationships, we hope to become the preeminent provider of video versions of the Bible throughout the world.

       We are in the process of negotiating and concluding strategic contractual alliances with several parties. We have concluded agreements with distribution agreements with Stewart House Publishing, Inc., Thomas Nelson, Inc. and The Columbia House Company. Under those agreements, Stewart House is the exclusive distributor our products to the general or mass market in the United States and Canada; Thomas Nelson is the exclusive distributor of our videos through the Christian Booksellers Association and the church markets, has the non-exclusive right, subject to our prior approval, to produce, market and distribute a wide variety of ancillary products specifically for the retail marketplace and church leaders and has the exclusive right, subject to our prior approval to develop, create, manufacture, represent, distribute and sell certain derivative products; and Columbia House is our exclusive distributor to the direct response market. In addition, we continue to pursue additional strategic relationships with the United Bible Societies, which, if concluded, would facilitate the mass distribution of our products on a global basis.

       Through these existing and proposed strategic alliances, we intend to implement our overall strategy in connection with the distribution, marketing and sale of the VisualBible(TM) and our other proprietary products and services, as well as any of our complementary products and services added to our product line. We believe that these existing and proposed arrangements will allow us to accomplish our objectives regarding the production, distribution, marketing and sale of our products through traditional and Internet channels.

Customers

       We define our potential customers as any person or organization with a desire to acquire knowledge and an expanded understanding of the Bible. We anticipate that the vast majority of our customer base will be religious individuals and organizations, but we expect that other lay individuals and organizations will contribute to our customer base.

Marketing

       Traditional Sources. We expect to fully exploit traditional entertainment marketing and distribution channels and to make use of personal contacts, attendance at trade shows, expos and seminars and strategic alliances to sell the VisualBible(TM) and our other products and services. We expect to seek agreements with film distribution specialists, engage in mass marketing via television commercials and infomercials, and avail ourselves of traditional distribution via retail and wholesale general and specialty merchandisers. We are presently developing contacts with and negotiating relationships with various traditional marketing sources.

       Distribution Agreements. We will continue to work with Stewart House Publishing, Inc., Thomas Nelson, Inc., and The Columbia House Company under our existing distribution agreements, and we expect to broaden our distribution prospects through these strategic partners. Likewise, we hope to pursue additional strategic relationships with the United Bible Societies, and others, which, if concluded, would facilitate the mass distribution of our products on a global basis.

       The Internet. We believe that the Internet has opened the markets of the world to those who seek it. We intend to exploit the potential that the internet provides. We have developed a website (www.visualbible.com), and we hope to further refine and develop the site.

Areas of Development

       Subject to the availability of sufficient funds, we expect to recommence film production of the Book of Mark in Morocco, and thereafter, to continue filming of additional Books of the Bible.

       We expect to launch versions of the VisualBible(TM), along with other programs and products, focused toward children and young adults.

       We devoted substantial amounts of our resources toward the production and presentation to large audiences of a passion play. Due to financial considerations, we have ceased our production activities in this regard, and have refocused our energies on our core business of producing and promoting the VisualBible(TM) and our other proprietary products and services, as well as any of our complementary products and services added to our product line.

       We are continuing to explore the possibility of creating versions of the VisualBible(TM), from the Old Testament Books of the Bible.

Competition

       Although we believe that as a result of our various exclusive licenses we will not have any direct competition in connection with our VisualBible(TM) products and services that we develop in connection with such exclusive licenses, in general, our present and proposed business is intensely competitive. Substantially all of our existing and potential competitors have longer operating histories, greater name recognition, substantial customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

       There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers. However, due to our exclusive video format licenses, for so long as those agreements remain in effect, any potential customer specifically seeking those versions of the Bible in video format would have to acquire our product. Since the VisualBible(TM) and most, if not all, of the additional products and services that we ultimately expect to be offer will be proprietary, the Company is confident that the unique character of the VisualBible(TM) and such additional products and services will permit us to manage the overall competition that we anticipate we will experience.

       There are presently numerous religious products and services offered on the internet through religious and other existing websites. We are working to make our internet site one of the preeminent religious site available on the internet. We hope to distinguish ourselves from other competitive sites by integrating the VisualBible(TM) and its other proprietary products and services with non proprietary religious content and complementary products, services and information.

Intellectual Property and Proprietary Rights

       We regard our VisualBible(TM), the additional products and services associated therewith, the technology associated therewith and other intangible property as proprietary, and we have attempted and will continue to attempt to protect it by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, possess copyrights, trademarks, and service marks. We intend to enter into confidentiality or license agreements with our employees, consultants, and others with which we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intend to continue to register our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the VisualBible(TM) or other of our products and services may be made available and policing unauthorized use of our intellectual property and proprietary information is extremely difficult.

       Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property and proprietary rights relating to our business is uncertain and continues to evolve, and no assurance can be given as to the future viability or value of any of our proprietary rights. There can be no assurance that the steps we have taken or will take have prevented or will prevent misappropriation or infringement of our intellectual property and proprietary information. Any such infringement or misappropriation, should it occur, might have a material adverse effect on our business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our copyrights, trademarks, service marks and trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

       We can not be certain that our business activities will not or have not infringed upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We may be subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our employees, consultants or other associates. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of certain or all of our proprietary rights, and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which would have a material adverse effect on our business, results of operations and financial condition.

Employees

       We have approximately 7 full-time employees, inclusive of its executive officers. Our plans regarding the hiring of additional employees depends upon our financial position, existing from time to time.


Item 2.        Description of Property.

       Our registered corporate office is located at 5100 Town Center Circle, Suite 330, Boca Raton, Florida 33486 and our telephone number at that office is (561) 697-0471. We do not pay rent for the use of the facilities in Florida. All of our business operations have been centralized to our offices in Nashville, Tennessee, where we lease 11,585 square feet of office space, along the furniture and fixtures contained in those facilities under a five year lease from August, 2000 with Bertelsmann TJS, Inc.

Item 3.        Legal Proceedings.

       Legal proceedings have been filed with the District Court of Texas by a former officer and stockholder of Visual Entertainment against us in which the plaintiff is claiming damages from a default in payment of a promissory note. The note, which was issued as of December 13, 1999, was initially payable in 24 consecutive monthly installments of $7,500 each., with the first installment due on April 30, 2000. We filed an answer and discovery, and we believe a settlement has been reached. This settlement is reflected in our financial statements as of December 31, 2000.

       Legal proceedings have been filed with the Supreme Court of New York by a certain production company against us. In connection with such matter, the plaintiff makes a demand for damages of non-payment in excess of $126,250. We have reached a settlement for payment of $126,250, in two installments of $48,125 due April 9, 2001 and April 19, 2001 and a third and final installment of $30,000 is due May 3, 2001 payable in escrow and released only after certain services due from the plaintiff to us are received. The settlement of the $126,250 has been reflected within our December 31, 2000 financial statements.

       Legal proceedings have been filed with the U.S. District Court of Texas, the U.S. District Court of California and Fovarosi Court in Hungary by us against several related productions entities in which we seeks damages for infringements of certain product distribution rights within Canada, U.S. and Europe. We believe a compromise and settlement has been reached with all parties as of February 14, 2001. As such, the defendant agrees to transfer and relinquish to us all rights and privileges of distribution claimed to be held by the defendant in the U.S. and Canada pursuant to a license agreement dated December 22, 1999, in exchange for which we have agreed to pay the sum of $13,000 per month for a period of twenty-nine years commencing March 1, 2001 and ending February 1, 2030. In addition, the defendant has agreed to transfer all rights and privileges of distribution claimed to be held by the defendant in Europe as set forth in a license agreement dated February 10, 2000, in exchange for which we have agreed to pay 5% of the gross wholesale price which we charge any European distributor(s) for all related products sold between March 1, 2001 and December 1, 2029.
In the event of a breach of these settlement conditions by us, the ownership of these rights and privileges are to be determined by an appropriate court. As further settlement, the parties agreed to and have entered into certain other distribution agreements for new products pursuant to which we have agreed to pay the sum of $12,000 per month beginning March 1, 2001 and continuing monthly thereafter until such time we have fulfilled a minimum purchase requirement.
In addition, we agreed to purchase 200,000 DVD units of "Matthew" production at a per unit price of $8.00. The units are required to be purchased over a period commencing March 10, 2001 through February 2002, with various purchase and payment terms. Under the distribution agreement we will purchase 170,000 units and 30,000 units during each of the years ended December 31, 2001 and 2002, respectively. We have, also, agreed to reimburse the defendant parties for certain legal fees and costs incurred by them in connection with this legal proceeding.

Item 4.        Submission of Matters to a Vote of Security Holders.


               None

                               PART II

Item 5.        Market for Common Equity and Related Stockholder
               Matters.

       Our common stock is currently traded through the over-the-counter market on the National Association of Securities
Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "VBLI".

       On April 16, 2001, our Articles of Incorporation were amended and restated to reflect a reverse 1 for 2 combination of our common stock (the "April Combination"). Immediately after the April Combination, we had 12,439,175 shares of our common stock issued and outstanding, and our number of shares of common stock authorized for issuance was reduced from 150,000,000 to 75,000,000. As a result of the April Combination, we change the symbol under which our common stock was traded through the NASD Bulletin Board from "VBII" to "VBLI"

       Limited trading of our common stock has occurred over the past several years.


       The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years as reported by NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The amounts, and all other shares and price information contained in this document, have been adjusted to reflect the April Combination.


Bids for Common Stock as Reported by NASD Bulletin
Board

Period Ended December 31, 1999               High           Low

First Quarter                                $0             $0

Second Quarter                               $0             $0

Third Quarter                                $0             $0

Fourth Quarter                               $0             $0

Period Ended December 31, 2000

First Quarter                                $0             $0

Second Quarter                               $13.87         $ 7.00

Third Quarter                                $25.00         $10.75

Fourth Quarter                               $ 9.50         $ 4.37



       As of May 21, 2001, the average of the closing bid and asked price for our common stock as reported by the NASD Bulletin Board was $1.06. As of May 21, 2001, we had approximately 789 shareholders of record.

       We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

       During the third quarter of our 2000 fiscal year, we issued 6,375,001 shares of our common stock in connection with our acquisition of Visual Bible, Inc. We made such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Such transaction has been previously reported in our 8K filed August 16, 2000.

       During the third quarter of our 2000 fiscal year, we issued 299,820 shares of our common stock to Non-U.S Person purchasers thereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for aggregate consideration of approximately $3,000,000.00 ("Offering One"). We paid aggregate placement fees of approximately $150,000.00 in connection with Offering One. We agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares.
 On April 3, 2001 we issued 128,571 shares of our common stock to the holders of the Offering One shares in settlement of potential claims for failing to timely register the shares sold pursuant to Offering One

       During the third quarter of our 2000 fiscal year, we issued 364,750 shares of our common stock to Non-U.S. Person purchasers thereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for aggregate consideration of approximately $5,167,000.00 ("Offering Two"). We paid aggregate placement fees of approximately $255,000.00 in connection with Offering Two. We agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares.
 On April 3, 2001 we issued 364,750 shares of our common stock to the holders of the Offering Two shares in settlement of potential claims for failing to timely register the shares sold pursuant to Offering Two.

       On November 21, 2000, we exercised our conversion privileges contained in the convertible promissory notes issued in connection our business combination transaction and issued 151,973 shares of our common stock. Included as a part of the 151,973 shares issued are 6696 shares that we issued, based upon the principal balance of the convertible note of $45,000, to the holder of the convertible note that had been repaid by us. We intend to seek repayment of the amounts paid or we will attempt to rescind the issuance of any excess common.

       On March 21, 2001, we authorized the issuance of up to 3,000,000 shares of our common stock in settlement of amounts that may be due from us to related parties on the basis of one share for each $1 of debt outstanding.

       On March 21, 2001, we authorized the issuance of up to 8,250,000 shares of our common stock in consideration of a loan extension and a reduction of interest rate on past due loans and advances outstanding from us to Pan Zone as of December 31, 2000 in the amount of $800,000. We have not yet issued any of such shares but we expect to do so shortly.

       On March 21, 2001, we authorized the issuance of not more than 25,000,000 shares of our common stock in consideration of additional loans extended and to be extended by Pan Zone in an amount of 10 shares for each $1 loaned to us by Pan Zone. As of the date hereof, Pan Zone has extended additional loans to us of approximately $3,695,000, and we expect to issue such authorized shares shortly.

       Each of the parties to whom securities were or will be issued in connection foregoing, made or will have made an informed investment decision based upon negotiation with the with us and was provided with or will be provided with an appropriate offering document or other information, as well as, access to material information regarding us. We believe that all purchasers of our securities pursuant to Offering One and Offering Two had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear or will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act of 1933, as amended.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

Management's Discussion and Analysis

       The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

       We are a global, faith-based media company that has secured the exclusive visual and digital rights to the most popular versions of the Bible. We have produced and successfully released the word-for-word books of Matthew and Acts, and we expect to shortly recommence production of the book of Mark in Morocco.

       We are the successor to American Uranium as a result of the Merger. Prior to the Merger, we had limited operations. On July 31, 2000, we concluded a voluntary share exchange transaction with all of the shareholders of Visual Bible whereupon Visual Bible and its subsidiaries became our wholly owned subsidiary. During July of 2000, Visual Bible engaged in a share exchange transaction with the sole shareholder of Visual Entertainment whereby Visual Entertainment and its subsidiary, Visual Music became a wholly owned subsidiary of Visual Bible. Likewise, during July of 2000 Visual Bible merged with Guardian Productions. As a result of an asset purchase transaction concluded in December 1999 by Guardian and Visual Pty, Guardian acquired substantially all of the assets of Visual Pty. On August 7, 2000, we changed our name from American Uranium, Inc. to Visual Bible International, Inc. For accounting purposes, the Merger was treated as if Visual Bible had acquired American Uranium, and hence for this Management's Discussion section and accounting purposes, references to the "company," "us" and "we" refer to the operations of Visual Bible.

       Our primary strengths are its exclusive intellectual property rights to the visual representation of the most popular versions of the Bible and its sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations. We have license agreement granting us the exclusive film rights for the word-for-word filming of each of the Good News, New International Version, Contemporary English Version and the Holman Christian Standard versions of the Bible.

       We face no direct competitors for our core product, The
Visual Bible(TM). Because of the intellectual property rights we have secured, we believe that we have protected our position as the world's only word-for-word visual Bible.

       We intend to leverage our intellectual property rights in faith-based, audio-visual products by building a global distribution system. Past distribution of products have been primarily focused on the traditional Christian marketplace. The opportunity now exists to take The Visual Bible(TM) into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where, we believe, the sales potential is enormous.

       At present, we have entered into distribution agreements with three major distributors, Stewart House Publishing, Inc., Thomas Nelson, Inc. and the Columbia House Company. Stewart House will distribute our products to the general or mass market in the United States and Canada. Thomas Nelson has the exclusive license to distribute our videos through the Christian Booksellers Association and the church markets. Columbia House is our distributor to the direct response market and is expected to include our product information in mailings that reach approximately 5 million households. In addition to these North American distributors, we are continuing to pursue strategic relationships with the United Bible Societies that would allow mass distribution on a global basis.

Results of Operations

Fiscal 2000 Compared with Fiscal 1999

       Net sales in fiscal 2000 totaled $3,073,000, a decrease of 26% from sales of $4,179,000 in fiscal 1999. This reduction in sales is attributed to the Merger and financing and transition activities that occurred during the last half of the year. Management was focused on capital raising, negotiating new distribution agreements and beginning the production of the book of Mark, and did not devote sufficient attention to the core operations which include marketing and sales efforts.

       The gross profit as a percent of sales declined by 9% from fiscal 1999 to fiscal 2000. This decline is primarily related to new, more expensive terms negotiated with our primary distributor.

       Selling, general and administrative expenses ("SG&A") increased as a percent of net sales in fiscal 2000 due to costs incurred related to the Merger and other corporate re-organizational transactions, infrastructure expansion, including increases in the number of personnel and consultants, and pre-production and promotional activities related to the book of Mark. The SG&A expenses for 2000 included approximately $2,850,000 for consulting fees, wages and benefits; $1,378,000 for legal, audit and accounting fees; $1,000,000 for travel and entertainment expenses; and $1,306,000 for sales, marketing and promotional expenses.

       Royalty expense was lower in 2000 compared to 1999 due to the fact that royalty payments made to Guardian were eliminated because of the merger between Visual Bible and Guardian. The remaining royalty expense reflects amounts due primarily to the International Bible Society.

       Settlement expenses of approximately $746,000 relate to a final settlement agreement with CELA Distribution Services, Inc. ("CELA"). From 1998 to 2000, CELA provided the distribution services for us. Effective September 2000, this distribution agreement was terminated and in March 2001, we agreed to reimburse CELA for costs incurred by them on our behalf.

       Property and equipment were written down by approximately $305,000 based on our decision to relocate our to Nashville, Tennessee. Accordingly, all leasehold improvements, equipment and furniture that could not be used in Nashville were expensed.

       During 2000, we commenced production on the books of Mark, Luke and John ("MLJ"), as well as, the production of a project titled AD2000. Due to financial constraints, we were unable to complete the productions during the year. The capitalized costs for AD2000 totaling approximately $603,000 were written off and approximately $3,013,000 related to the production of Luke and John were written off due to our decision to discontinue these productions.

Fiscal 1999 Compared with Fiscal 1998

       Net sales in fiscal 1999 totaled $4,179,000, a decrease of 21% from sales of $5,279,000 in fiscal 1998. This reduction in sales is attributed to two special sales promotions in 1998 related to "The Book of Acts" that were not repeated during 1999. One promotion to a ministry sold 15,000 long form videos alone.

       The gross profit as a percent of sales, selling, general and administrative expenses, and royalty expense changed little from fiscal 1998 to fiscal 1999.

Liquidity and Capital Resources

       Our primary source of liquidity was cash provided by the issuance of common stock and notes payable which totaled $7,584,000 and $1,467,000, respectively, in 2000. Cash proceeds from these financing activities were used to fund the costs and expenses incurred during the year totaling approximately $15 million.

       For fiscal 2001, we anticipate cash needs of approximately $17 million, consisting of $3 million for operations, $8 million relating to reductions in accounts and notes payable, and $6 million to complete the production of the book of Mark. We expect these cash needs to be funded by the sales of its existing product through its distributor network and by the sale of its common stock through private placements. Additionally, to fund the completion of the production of Mark, we are pursuing investments from entities and foundations that are interested in receiving rights to royalties associated with the sale of the video and/or broadcast and theatrical rights.

Forward Looking Statements

       The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

Additional Cautionary Statements

Limited Operating History

       Prior to its acquisition of Visual Bible, we had not commenced any meaningful business operations. We have recently been re-organized and have just recently begun consolidated operations. Although Visual Pty and Visual Entertainment have engaged in independent operations since May 1992 and December 1995, respectively, we have just recently commenced our operations as a consolidated entity, are still in the development stage and we require substantial additional capital to continue and expand our operations. We will not receive enough operating revenues from our current operations to sustain our continued development unless we are able to obtain substantial additional financing. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next twelve months are reasonable, since we have just recently commenced operations, it is not yet possible to determine the accuracy of such estimates. In formulating our business plan, we have relied upon the judgment of our prior officers and directors, who have recently been replaced by new management.. Because the we have recently initiated operations and changed our management, we have no basis, other than the opinion of current management, on which to estimate the amount of revenues that our planned operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Risks of a Development Stage Company

       Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. To address these risks, we must, among other things, successfully complete our development, establish and then maintain new relationships, implement our business and marketing strategy, complete the acquisition of additional licenses, undertake and complete filming operations, fully implement and maintain our website, develop new products, respond to competitive developments and have sufficient capital to attract, retain and motivate qualified personnel. As a development stage company we have not achieved profitability and expect to continue to incur significant operating and capital expenditures in areas such as expansion of our advertising, brand promotion, content development, sales and marketing, and operating infrastructure. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Other Business Risks

       Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in the film production and distribution business and the new and rapidly evolving markets such as electronic commerce. Such risks include, without limitation, our ability to successfully negotiate and conclude each of the components necessary to undertake film production for any of the books of the Bible we elect to film; establish, maintain and increase our customer base; our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; our ability to effectively manage rapidly expanding operations; our ability to develop traditional and electronic commerce channels of distribution; our ability to efficiently provide service to customers; production delays; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; competition, including but not limited to the introduction and development of different or more extensive services by direct and indirect competitors, particularly in light of the fact that substantially all of such competitors are much larger and have greater financial, technical and marketing resources than do we; reductions in prices of our products and services as a result of competition or otherwise; governmental regulation; and economic conditions, and other risks specific to our business. To address these risks, we must, among other things, establish, maintain and increase its customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our products and services, improve and provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Need for Additional Financing

       Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital. In order to complete filming of the Book of Mark, we need to obtain additional capital in excess of $6,000,000. We will require additional capital in excess of $11,000,000 to pay our accumulated debts and continue our operations, even if we do not recommence the filming of the Book of Mark.

       If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. We are uncertain of our ability to obtain additional financing, or if such financing were to be made available, we are not sure that the terms will be favorable to us. If adequate funds are not available or not available on acceptable terms, we will not be able to fund our operations or any expansion, nor will we be able to promote our products and services, take advantage of unanticipated acquisition opportunities, develop new products or services, enhance our existing products and services or respond to competitive pressures. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

No Assurance of Profitability; Anticipated Losses

       We anticipate that we will incur net losses for the foreseeable future with respect to our VisualBible(TM) products.
The extent of these losses will be dependent, in part, on the amount and rates of growth of our net revenue from production and distribution of existing and new VisualBible(TM) products and electronic commerce. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing, and, as a result, it will need to generate substantial revenues if profitability is to be achieved. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if we a unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability.

Ability to Successfully Manage Its Anticipated Growth

       We may not be able to successfully manage its anticipated growth. If we are successful in developing, producing and distributing its VisualBible(TM) products, our growth will place a significant strain on its technical, financial and managerial resources. As part of our anticipated growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage employees and to maintain close coordination among our technical, accounting, customer support, finance, marketing, and sales staffs. If we are unable to effectively manage our anticipated growth, our business will be adversely affected.

No Ability To Determine Market

       We can not be certain that the our proposed customer base will be sufficiently large to permit the us to justify the continued development of our VisualBible(TM) products. Because our operations are dependant upon our ability to produce and market our VisualBible(TM) products and other services on attractive terms, if we are unable to continuously do so, our business and financial prospects will be materially adversely affected.

Dependence on Key Personnel

       Our performance is substantially dependent on the performance of our executive officers. We do not yet have "key person" life insurance policies on any of our officers, although we expect to obtain such insurance as soon as financial considerations permit. The loss of the services of any of our executive officers or other key employees who may be subsequently hired would have a material adverse effect on our business, the results of our operations and our financial condition. Competition for senior management, film production personnel, actors, musicians and other performance personnel, experienced sales and marketing personnel and other employees is intense, and we there can be no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.

Rapid Technological Change

       To remain competitive, we will be required to develop and produce superior electronic commerce products, enhance and improve the responsiveness, functionality and features of our services and develop new products and features to meet customer needs. Introducing new technology will involve significant technical challenges and substantial amounts of personnel resources. There can be no assurance that we will be successful at integrating such technology on a timely basis or that, once integrated, such technology will function as expected. In addition, electronic commerce is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render our technology and services obsolete. Our success will depend, in part, on our ability to enhance our services, develop new services and technology that address the needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to use new technologies effectively or meet customer requirements or emerging industry standards, our business would be materially adversely affected.

Intense Competition

       Although we believe that as a result of our exclusive licenses and the additional exclusive licenses we expect to obtain, we will not have any direct competition in connection with the VisualBible(TM) products and services that we develop under such exclusive licenses. In general, however, our present and proposed business is intensely competitive. Substantially all of our existing and potential competitors have longer operating histories we do, greater name recognition, substantial customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect upon our business, results of operations and financial condition.

Risks Associated with Proposed International Operations and Expansion

       A part of our strategy is to offer our VisualBible(TM) products and services in foreign markets. We can not be sure how acceptable our products and services will be in any foreign market. If revenues from international operations are not adequate to cover the investments in such activities, our business, results of operations and financial condition would be materially and adversely affected. We may experience difficulty in managing international operations as a result of difficulty in locating effective international associates, competition, technical problems, distance, language and cultural differences; and there can be no assurance that we or any of its international associates will be able to successfully market our products and services in foreign markets.
We also believe that in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that we will be able to do so. There are certain risks inherent in doing business on an international level, such as, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our proposed future international operations and, consequently, on our business, results of operations and financial condition.

Dependence on Intellectual Property Rights and Distribution Agreements

       Our entire business is dependant upon our exclusive licenses from those entities that own the rights to the versions of the Bible that serve as the foundation for the VisualBible(TM) products and services and our existing distribution agreements. We can provide not no assurance that our license and distributions agreements will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative license or distriubtion agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition.

       We regard our VisualBible(TM) products and services, the technology associated therewith and other its intangible property as proprietary, and we have and will attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods.
 We currently has no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, possess numerous copyrights, trademarks, and service marks. We intend to enter into confidentiality or license agreements with our employees, consultants, and others with which we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intends to continue to register our trademarks and service marks in the United States and internationally, and we have applied for registration in the United States for a number of trademarks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our VisualBible(TM) products and services may be made available and policing unauthorized use our intellectual property and proprietary information is extremely difficult.

       Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property and proprietary rights in our business are uncertain and continue to evolve, and we can provide no assurance as to the future viability or value of any of our proprietary rights. We can not give any assurance that the steps we have taken have prevented or will prevent misappropriation or infringement of our intellectual property and proprietary
information.   We would expect that any such infringement or
misappropriation, should it occur, would have a material adverse effect on our business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our copyrights, trademarks, service marks and trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

Risks of Infringement of Intellectual Property

       There can be no assurance that our business activities have not or will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We may be subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our employees, consultants or other associates. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights, and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which would have a material adverse effect on our business, results of operations and financial condition.

Planned Reliance on Strategic Relationships

       Although we view strategic relationships as a key factor in our overall business strategy, we can give no assurance that any strategic partners will view their relationships with us as significant to their own business or that they will not reassess their commitment to us in the future. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

Government Regulation

       We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. We can not provide any assurance that a number of laws or regulations exist or may be adopted with respect to our business or industry relating to such issues as user privacy, taxation, infringement, pricing, quality of services and intellectual property ownership. The existence or adoption of any such laws or regulations may increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Since our business involves the Internet, our business is subject to government regulation relating to the Internet, which could impair our operations. Although there are currently few such laws and regulations, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, we have suffer a loss to the exposure to use our products and services.
 This decrease in the demand for our products and services would seriously harm our business and operating results.

Control by Principal Stockholder

       One of our stockholders owns, beneficially or otherwise, a majority of our outstanding common stock. As a result, this stockholder possesses significant influence over us, giving it the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any one of which could have a material adverse effect on the market price of our common stock. Likewise, such stockholder is in the position, subject to applicable law, to amend our articles of incorporation for numerous purposes, including but not limited to the creation of additional classes of stock with such price, rights, preferences, privileges and restrictions, including voting rights, as may be determined by the Board of Directors, and to control our management through designation of members of the Board of Directors or otherwise.


Item 7.        Financial Statements.

See Index to Financial Statements on page F-1 herein.

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

               Not Applicable

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange Act.

       The following sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Other than as otherwise provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address              Age    Positions with the Company

Daniel W. Johnson             56     President and Chief Executive Officer

James G. Petway, Jr.          44     Secretary and Chief Financial Officer

Anthony Ng                    51     Director

Paul Wong                     54     Director


       Daniel W. Johnson has been our president and chief executive officer and a director since April 4, 2001. Mr. Johnson founded the Idea Agency in 1988 and remained as its president and chief executive officer until 1996. During 1996, Mr. Johnson founded Tommy Nelson, Inc. as a subsidiary of Thomas Nelson, Inc. Tommy Nelson, Inc. is a company specializing in the children's publishing industry, and Mr. Johnson served as its executive vice president and general manager until June, 2000. Mr. Johnson received a bachelor of arts degree from the Los Angles Baptist College and continued visual communication studies at Seattle University.

       James G. Petway, Jr. has been our secretary and chief financial officer since April 4, 2001. Mr. Petway was a partner with Arthur Andersen LLP and was with the firm from 1979 to 1999. During 2000, Mr. Petway served as chief financial officer for an internet start-up company. A graduate of the University of Tennessee, Mr. Petway holds a bachelor of science degree in accounting and is a certified public accountant. Mr. Petway has twenty years of public accounting experience, during which time he served numerous clients in the printing, publishing, financial services and entertainment industries.

       Anthony Ng has been a director since April 4, 2001. From 1987 through 1995, Mr. Ng served as president of Moorgate Financial Corporation; from 1995 through 1998 Mr. Ng served as president of Pan Pacific Strategies Corp; and from 1998 to the present, Mr. Ng has served as president of Zeuspac Capital Bancorporation Ltd., a management and consulting firm located in Hong Kong. Mr. Ng is also the president and a director of Pan Zone Co., Ltd.

       Paul Wong has been a director since April 4, 2001. From 1990 through the present, Mr. Wong has been the controlling shareholder and president of Hogan Industries Ltd. of Hong Kong. Hogan
Industries is a plastics injection molding concern with manufacturing facilities in the Far East. The 2000 fiscal year sales for Hogan Industries exceeded US$75,000,000.

Board of Directors

       Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Section 16 Reporting

       Our prior directors did not timely file required Forms 3 after their respective appointments to our Board of Directors. Our current directors did not timely file required Forms 3 after their respective appointments on March 21, 2001.

       Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(a) since January 31, 2000, we are not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

Item 10.       Executive Compensation.

       The following tables set forth information with respect to the compensation received for the year ended December 31, 2000 by our executive officers and our other most highly compensated individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2000, 1999 or 1998.

Name and Principal Position                  Year   Annual
                                                    Compensation

                                                    Salary         Bonus          Other

John Hamilton, Chief Executive       1999       $0             $0             $0
Officer and Director

John Hamilton, Chief Executive       2000       $192,285       $0             $0
Officer and Director (1)

James D. Beatty, Secretary and
Director                             1999       $0             $0             $0

James D. Beatty, Secretary and
Director                             2000       $0             $0             $0

Bess Fotopoulos, President and
Director                             1999       $0             $0             $0

Bess Fotopoulos, President and
Director (2)                         2000       $60,000        $0             $0

Daniel W. Johnson, President and
Director (3)                         1999       $1,000         $0             $0

Daniel W. Johnson, President and
Director                             2000       $50,000        $0             $0

James G. Petway, Jr.,Secretary and
Chief Financial Officer              1999       $0             $0             $0

James G. Petway, Jr., Secretary
and Chief Financial Officer          2000       $0             $0             $0

(1) Paid in the form of consulting fees.

(2) $30,000 paid in the form of consulting fees.

(3) Paid in the form of commissions to The Idea Agency, Inc. by Visual Entertainment. Daniel W. Johnson is the beneficial owner of all of the outstanding equity securities of The Idea Agency, Inc.


               STOCK OPTIONS GRANTED IN 2000 FISCAL YEAR

               None


Item 11.       Security Ownership of Certain Beneficial Owners and
               Management.

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 4, 2001, after giving effect to the Combination, the Assignment and the anticipated issuance of our common stock to Pan Zone of: (1) each person who is know to us to own beneficially more than 5% of our common stock; (2) each of our directors and officers; and (3) all of our directors and officers as a group:

Name and Address of          Amount of Beneficial      Approximate Percent
Beneficial Owner             Ownership (1)             of Class (1)

Daniel W. Johnson(2)                     1,674                      0.0
1400 18th Avenue South
Nashville, TN 37212

James G. Petway, Jr.                         0                      0.0
1400 18th Avenue South
Nashville, TN 37212

Anthony Ng (3)                      40,125,000                     87.8
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Paul Wong (4)                          286,000                      0.6
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Pan Zone Co., Ltd. (5)               40,125,000                     87.8
Jardine House
33 Reed Street
Hamilton HM12 Bermuda

All directors and officers
as a group (6)                       40,412,674                     88.4

____________________


(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 4, 2001, have been exercised.

(2)Includes 1,674 shares owned by The Idea Agency, Inc. Daniel W. Johnson owns all of the outstanding equity securities of The Idea
Agency, Inc.

(3) Includes 33,250,000 shares expected to be issued to Pan Zone and 6,375,000 shares subject to the Voting Agreement. Pursuant to the Voting Agreement, Anthony Ng exercises voting control over the 6,375,000 shares until August 1, 2002.

(4) Marketable Investments Ltd. is the owner of 286,000 shares of common stock. Paul Wong beneficially owns all of the outstanding equity securities of Marketable Investments Ltd..

(5) Anthony Ng beneficially owns all of the outstanding equity securities of Pan Zone Co., Ltd.

(6) See Notes above.

Item 12.       Certain Relationships and Related Transactions.

       1.  Penton.

       Penton Investments, Ltd. ("Penton") was a holder of 1000 shares of class B preferred stock and 3,055 shares of Class A common stock of Visual Entertainment prior to the acquisition of Visual Entertainment by us. Each of the class A and B shares were purchased back by us as part of our restructuring plan. In consideration for these shares, Visual Entertainment issued convertible promissory notes in the amount of $302,495. The convertible notes provided us with the option to pay the principle payment of the note or to convert the note into our common shares at a variable conversion price. On November 21, 2000, we converted the promissory note into 22,507 shares of common stock of the Company.

       We are owed $18,764 from Penton and it's former parent, Penton Holdings, Ltd. for monies advanced prior to 1996. The receivable is in the form of a non-interest bearing note that is payable on demand. We intend to pursue payment or the receivable or to rescind the common stock issued to Penton.

       2.  Covenant

       During 1996, Visual Entertainment entered into a sublicense distribution agreement with Covenant KFT ("Covenant") whereby Visual Entertainment was granted the exclusive rights to distribute The Visual Bible products in the United States, Canada and Mexico. In consideration for these rights, Visual Entertainment was required to pay Covenant an annual royalty effectively equivalent to the greater of 75% of Visual Entertainment's cash flow or $480,000.

       The managing director of Visual Pty, the parent corporation of Covenant, is one of our stockholders and is a former board member of Visual Entertainment. Periodically throughout the term of the distribution agreement, Visual Pty has directed Visual Entertainment to pay certain expenses on behalf of Covenant in lieu of paying required royalties to Covenant. We made payments to Covenant in excess of the amounts of royalty due. We intend to pursue payment or the receivable or to rescind certain of the common stock issued to Visual Pty.

       3.  LA Entertainment Group, Inc.

       The Controlling shareholder of LA Entertainment Group, Inc. ("LAEG") is one of our stockholders and a former holder of 10,000 shares of Class A common stock of Visual Entertainment. As discussed above under Penton, each Class A share was purchased back by Visual Entertainment as part of our plan to restructure. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $45,000. During 2000, we paid LAEG in full amount of the note. In addition, on November 21, 2000 we issued 6,696 shares of our common stock to LAEG, equal to the number of shares to be issued in the event of the conversion of the note. As a result we are owed from LAEG $45,000. We intend to pursue payment or the receivable or to rescind certain of the common stock issued to LAEG.

       Visual Entertainment entered into a consulting agreement with LAEG whereby LAEG was to be paid $370,000 for consulting services
provided to Visual Entertainment in 1996.   In addition, Visual
Entertainment entered into various other agreements with LAEG related primarily to production and quality control services. These agreements called for the payment of certain base amounts and/or royalties on the sales of certain products by LAEG. We paid LAEG approximately $4,000, $96,000 and $184,000 in 2000, 1999 and 1998,
respectively for these additional services and made total payments of approximately $36,000, $209,000 and $314,000 in 2000, 1999 and
1998, respectively for all service rendered.

       4.  Bauhaus

       The controlling shareholder of Bauhaus Partners, Ltd.
("Bauhaus") was, as of December 1999 and through the date of the acquisition of Visual Entertainment by us, the acting CEO of Visual Entertainment.

       In March of 1998, Visual Entertainment entered into a consultant agreement, as a guarantor for payment by Visual Pty, with Bauhaus, whereby Bauhaus would provide consulting services related to the creation of an entity to provide additional production financing. The new entity, through Visual Pty, was to pay Bauhaus $15,000 per month including out of pocket expenses and $250,000 in March 1999, due it from Visual Pty. During 1999, the agreement was modified to increase the monthly consulting fee to $22,000 per month effective April 1999 and, also, entitled Bauhaus to receive an additional $200,000 also due it from Visual Pty. In addition, during 1999, the agreement was modified to defer payment of the $450,000.

       From inception of the agreement, at the request of Visual
Pty, Visual Entertainment paid Bauhaus the required monthly fee. We paid Bauhaus for consulting and out of pocket expenses $190,231, $216,256 and $170,662 in 2000, 1999 and 1998, respectively.

       As of December 31, 2000 and 1999, we owe Bauhaus $198,000 and $52,000, respectively. In addition, we may be liable to pay the $450,000 owed by Visual Pty to Bauhaus in the event Visual Pty fails to pay such amount. We do not believe that we should be required to make such payment.

       5.  The Idea Agency

       The controlling shareholder of The Idea Agency, Inc. ("TIA") is one of our directors, is our President and Chief Executive Officer, and was a former holder of 5,000 shares of Class A common stock of Visual Entertainment. As discussed above, each Class A share was purchased back by Visual Entertainment as part of our plan to restructure. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $22,500. On November 21, 2000 we issued 3,348 shares of our common stock to TIA, equal to the number of shares to be issued upon conversion of the note.

       During 1998, at the request of Visual Pty, Visual Entertainment paid TIA approximately $100,000 for amounts owed for consulting services rendered. These payments are amounts paid on behalf of Visual Pty's wholly owned subsidiary. In addition, TIA was paid a commission on sales made from referrals of TIA of $ 0, $1,038 and $62,110 in 2000, 1999 and 1998, respectively.

       6.  Beaird Harris

       During 2000, a partner of Beaird Harris & Co., P.C. ("BHCO") functioned as the acting CFO of Visual Entertainment. During 2000, 1999 and 1998, BHCO performed the internal accounting functions for us. We made payments to BHCO of $114,845, $73,152 and $100,860, in 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, we owe BHCO $144,638 and $2,250, respectively. In addition, we maybe contingently liable for $480,000 of unpaid services due from Visual Pty to BHCO if Visual Pty fails to make these payments. We do not believe that we should be required to make such payment.

       7.  John Hamilton.

        In connection with the change in control that occurred on April 4, 2001, John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"). On such date, John Hamilton entered into a reimbursement and settlement agreement with Pan Zone for the benefit of the Company, terminated a consulting agreement dated September 1, 2000 (the "Winchester Agreement") and transferred and assigned to us any and all interests and rights claimed by John Hamilton, if any, in certain distribution rights. John Hamilton, either individually or through an entity controlled by John Hamilton, will remain as a consultant to us in connection with international distribution matters pursuant to an agreement to be negotiated and executed between John Hamilton and us. We expect to compensate John Hamilton by allocating variable portions, determined based upon the manner in which the product sales occur, of the revenues we receive from the sales of certain of our products outside North America.

       8.  Pan Zone.

       On March 21, 2001, we authorized the issuance of up to 8,250,000 shares of our common stock in consideration of a loan extension and a reduction of interest rate on past due loans and advances outstanding from us to Pan Zone as of December 31, 2000 in the amount of $800,000. We have not yet issued the shares but we expect to do so shortly.

       On March 21, 2001, we authorized the issuance of not more than 25,000,000 shares of our common stock in consideration of additional loans extended and to be extended by Pan Zone in an amount of 10 shares for each $1 loaned to us by Pan Zone. As of May 21, 2001, Pan Zone has extended additional loans to us of approximately $3,695,000, and we expect to issue such authorized shares shortly.

Item 13.       Exhibits, List and Reports on Form 8-K.


       (a) Exhibits

       The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT NO.  DESCRIPTION

2.1          Stock Exchange Agreement (2)

3.1          Articles of Incorporation of American Uranium, Inc. (1)

3.2          Bylaws of American Uranium, Inc.(1)

3.3          Articles of Incorporation of American Uranium
             Reincorporation, Inc. (2)

3.4          Bylaws of American Uranium Reincorporation, Inc. (2)

3.5          Amended and Restated Articles of Incorporation of Visual Bible
             International, Inc. (3)

3.6          Bylaws of Visual International, Inc. (3)

3.7.         Amended and Restated Articles of Incorporation of Visual Bible
             International, Inc. dated April 3, 2001, filed electronically herewith.

9.1          Shareholder Voting Agreement (3)

9.2          Form of Irrevocable Proxy (3)

10.1 Agreement with Stewart House Publishing, Inc., filed electronically herewith.

10.2         Agreement with Thomas Nelson, Inc., filed electronically herewith.

10.3         Agreement with Columbia House, Inc., filed electronically herewith.

21.1         List of Subsidiaries, filed electronically herewith.

27.1         Financial Data Schedule


(1) Previously filed with Form 10 of the Company dated May 19, 1999 and incorporated herein by reference.

(2) Previously filed with Schedule 14-A on June 2, 2000 and incorporated herein by reference.

(3) Previously filed with Form 8-K on August 16, 2000 and incorporated herein by reference.



       (b) Reports on Form 8-K

       On October 16, 2000, we filed a Form 8-K/A, amending our Form 8-K filed on August 16, 2000 which reported Items 1, 2, and 5, to include financial statements.

                              SIGNATURES

       In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/23/01        By: /s/ Daniel W. Johnson
                      -----------------------------
                      Daniel W. Johnson, President


       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                            Date

/s/Daniel W. Johnson            President, Director (chief       May 23, 2001
Daniel W. Johnson               executive officer)

/s/James G. Petway, Jr.         Secretary (principal financial   May 23, 2001
James G. Petway, Jr.            accounting officer)

/s/Anthony Ng                   Director                         May 23, 2001
Anthony Ng

/s/Paul Wong                    Director                         May 23, 2001
Paul Wong

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                               F-1

Consolidated Balance Sheet                                             F-2

Consolidated Statement of Operations                                   F-3

Consolidated Statement of Changes in Stockholders' Equity              F-4

Statement of Cash Flows                                                F-5

Notes to Financial Statements                                          F-6


                                 F-1
                     INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Visual Bible International, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Visual Bible International, Inc. and Its Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Bible International, Inc. and Its Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered a significant loss from operations in 2000 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






           SAMUEL KLEIN AND COMPANY


Newark, New Jersey
May 10, 2001

VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                       December 31,

ASSETS                                               2000                1999*
________________________________________________________________________________

Current Assets:

   Cash and cash equivalents                         $63,445            $75,345
   Accounts receivable, net                           10,655            833,180
   Inventories                                        29,391                  -
   Due from related parties, net                           -            170,184
   Prepaids and other current assets                  65,774             61,793
                                                      ------            -------
        Total Current Assets                         169,265          1,140,502

Film Costs                                         2,784,353                  -
Property and Equipment, Net of Accumulated
 Depreciation                                         21,000             97,694
Intangible Assets, Net of Accumulated
  Amortization                                     1,414,494          1,697,527
Other Assets                                          73,303              2,839
                                                    --------           --------

        Total Assets                              $4,462,415         $2,938,562
                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
_______________________________________________________

Current Liabilities:
   Current portion of notes payable               $1,324,175         $1,672,527
   Accounts payable and accrued expenses           3,202,025            734,588
   Deferred revenue                                  600,000                  -
   Due to related parties                          3,482,230            109,725
                                                   ---------            -------
        Total Current Liabilities                  8,608,430          2,516,840

Long-term portion of notes payable                   250,000                  -
Deferred Income Taxes                                      -             70,727
                                                      ------             ------
        Total Liabilities                          8,858,430          2,587,567
                                                   ---------          ---------
Commitments and Contingencies

Stockholders' Equity (Deficit):
   Preferred stock, class B, $.01 par value
     10,000 authorized, issued and outstanding             -                 10
     for 1999; 25,000,000 authorized $.001
     par value, -0- issued or outstanding
     for 2000                                              -                  -
   Common stock, 75,000,000 authorized $.001 par
     value, 11,720,854 and 30,555 issued and
     outstanding at December 31, 2000 and 1999        11,721                 31
   Additional paid-in capital                      9,105,885              4,070
   Receivables from stockholders                   (417,060)                  -
   Retained earnings (deficit)                  (13,096,561)            346,884
                                                 -----------            -------
        Total Stockholders' Equity (Deficit)     (4,396,015)            350,995
                                                 -----------            -------
        Total Liabilities and Stockholders'
        Equity (Deficit)                          $4,462,415         $2,938,562
                                                  ==========          =========



*Restated

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,

                                 2000                  1999*               1998*
                                 ----                  ----                ----

Sales:

   Product sales, net        $3,073,308           $4,179,148          $5,278,889
                              ---------            ---------           ---------
      Total Sales             3,073,308            4,179,148           5,278,889

Cost of Goods Sold            1,506,303            1,665,082           2,110,650
                              ---------            ---------           ---------
Gross Profit                  1,567,005            2,514,066           3,168,239
                              ---------            ---------           ---------
Costs and Expenses:

   Selling, general and      10,276,760            1,840,008           1,996,194
    administrative
   Royalty expense               99,054              504,086             834,456
   Settlement expenses          745,736                    -                   -
   Write down of property       304,759                    -                   -
    and equipment
   Write off of productions   3,616,159                    -                   -
    in progress
                              ---------            ---------            --------
                             15,042,468            2,344,094           2,830,650
                             ----------            ---------           ---------

Income (Loss)              (13,475,463)              169,972             337,589

Foreign Exchange Gain
 (Loss)                        (41,700)                    -                   -
                               --------               ------              ------
Income (Loss) from
 Operations                (13,517,163)              169,972             337,589
Other Income (Expenses)           1,289                6,147            (19,905)
                               --------               ------             -------

Net Income (Loss) from
 Continuing Operations
 before Income Taxes       (13,515,874)              176,119             317,684

Provision (Credit) for
 Income Taxes                 (137,296)               47,648             103,872
                              ---------               ------             -------
Net Income (Loss) from
 Continuing Operations      13,378,578)              128,471             213,812

Loss from Discontinued         (64,867)                    -                   -
Operations
                                -------               ------              ------

Net Income (Loss)         $(13,443,445)             $128,471            $213,812
                          =============             ========            ========

Income (Loss) per Share:
 Basic and diluted income
  (loss) per share

 From continuing operations     $(1.20)                $0.01               $0.02

 From discontinued operations    (0.01)                 0.00                0.00
                                 ------                 ----                ----
                                $(1.21)                $0.01               $0.02
                                 ======                 ====                ====

Basic and diluted common
 shares outstanding          11,142,317           10,904,131          10,904,131
                             ==========           ==========          ==========


*Restated

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-4
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                       Preferred                    Common Stock
 Additional
                Retained Earnings
                                      Receivables from
                                                                     Total
                                                       Stock
Paid-In Capital
                (Deficit)
                                      Stockholders


                                                           Shares         Amount           Shares           Amount




Balances, January 1, 1998                                       $1,000           $10             $27,500           $28
          $1,512
                                $4,601
                                                            -
                                                                            $6,151

Net Income
                              $213,812
                                                            -
                                                                          $213,812

Balances, December 31, 1998                                     $1,000           $10             $27,500           $28
          $1,512
                              $218,413
                                                            -
                                                                          $219,963

Issuance of 3,055 shares                                             -             -              $3,055            $3
             $58
                                     -
                                                            -
                                                                               $61

Capitalization of Guardian LLC                                       -             -                   -             -
          $2,500
                                     -
                                                            -
                                                                            $2,500

Net Income                                                           -             -                   -             -
               -
                              $128,471
                                                            -
                                                                          $129,471

Balance, December 31, 1999                                      $1,000           $10             $30,555           $31
          $4,070
                              $346,884
                                                            -
                                                                          $350,995

Repurchase of Preferred Shares through the issuance           $(1,000)         $(10)                   -             -
      $(274,990)
                                     -
                                                            -
                                                                        $(275,000)
of Notes Payable




Repurchase of Common Shares through the issuance of                  -             -           $(30,554)         $(31)
      $(274,965)
                                     -
                                                            -
                                                                        $(274,996)
Notes Payable




Issuance of Common Stock in Connection with Reverse                  -             -          $6,375,000        $6,375
        $(6,375)
                                     -
                                                            -
                                                                                 -
Merger




Issuance of Common Stock for Net Assets Acquired                     -             -          $4,529,130        $4,529
         $32,735
                                     -
                                                            -
                                                                           $37,264

Issuance of Common Stock in Connection with Private                  -             -            $300,000          $300
      $2,849,700
                                     -
                                                            -
                                                                        $2,850,000
Placement Offering I




Issuance of Common Stock in Connection with Private                  -             -            $364,750          $365
      $4,733,340
                                     -
                                                            -
                                                                        $4,733,705
Placement Offering II




Issuance of Common Stock to Convertible Noteholder                   -             -            $151,973          $152
      $2,042,370
                                     -
                                                            -
                                                                        $2,042,522

Receivables from Stockholders                                        -             -                   -             -
               -
                                     -
                                                   $(417,060)
                                                                        $(417,060)

Net Loss for the Year                                                -             -                   -             -
               -
                         $(13,433,445)
                                                            -
                                                                     $(13,433,445)

Balance December 31, 2000                                            -             -         $11,720,854       $11,721
      $9,105,885
                         $(13,096,561)
                                                   $(417,060)
                                                                      $(4,396,015)


The accompanying notes are an integral part of these consolidated financial statements.



                                 F-5

VISUAL BIBLE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years
                                             Ended

                                             December 31,

                                                2000           1999*             1998*
                                                ----           ----              ----
Cash Flows from Operating Activities:
 Net  income (loss)                      $(13,443,445)        $128,471            $213,812

 Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
   Depreciation and amortization               317,331          16,952               6,286
   Deferred income taxes                      (70,727)          31,274              53,677
   Recoverable income taxes                   (53,386)               -                   -
   Allowance for sales returns                 464,975          17,205              14,500
   Write down of assets in settlement          745,736           9,209                   -
   Write down of property and equipment        304,759               -                   -
   Write down of film cost to net            3,616,159               -                   -
    realizable value
   Reserve against receivables                 439,452               -                   -
   Issuance of common stock                          -              61                   -
   Net loss on dispositions of
    property, and equipment                          -               -                 268
 Change in operating assets and liabilities:
   Accounts receivable                        (766,016)         146,092           (466,523)
   Inventories                                 (29,391)               -                   -
   Due to/from affiliate                      3,103,237       (332,059)              59,876
   Film cost                                (6,400,512)               -                   -
   Prepaid expenses and other current
    assets                                       49,405          30,985             (7,028)
   Accounts payable                           2,845,267          46,184             250,749
   Deferred revenues                            600,000               -                   -
   Accrued liabilities                                -        (83,793)              38,930
                                            -----------        --------             -------
    Net cash (used in) provided by
     operating activities                   (8,277,156)          10,581             164,547
                                            -----------        --------             -------

Cash Flows from Investing Activities:
 Acquisition of property and equipment        (225,099)        (89,574)            (12,445)
 Advance of security deposit                   (70,464)               -                   -
 Acquisition of intangibles                           -        (25,000)                   -
                                            -----------        --------             -------
  Net cash used in investing activities       (295,563)       (114,574)            (12,445)
                                            -----------        --------             -------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock       7,583,704           2,500                   -
 Payment of notes payable                     (117,500)               -           (120,000)
 Receivables from stockholders                (372,060)               -                   -
 Proceeds from note payable financing         1,466,675               -                   -
                                            -----------        --------             -------
  Net cash provided by (used in)
   financing activities                       8,560,819           2,500           (120,000)
                                            -----------        --------             -------

Net (Decrease) Increase in Cash and
 Cash Equivalents                              (11,900)       (101,493)              32,102
                                            -----------        --------             -------

Cash and cash equivalents, beginning
 of year                                         75,345         176,838             144,736
                                            -----------        --------             -------

Cash and cash equivalents,
 end of year                                    $63,445         $75,345            $176,838
                                            ===========        ========             =======

Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the year                        -            $602             $22,514
                                            ===========        ========             =======
 Income taxes paid during the year                    -         $76,795             $23,043
                                            ===========        ========             =======

Supplemental Disclosure of Noncash
Investing and Financing Activities:
 Net assets acquired in reverse merger          $37,264               -                   -
                                            ===========        ========             =======
 Convertible notes payable issued for
  capital stock repurchases                    $549,995               -                   -
                                            ===========        ========             =======
 Common stock issued on conversion of
  promissory note                            $2,042,522               -                   -
                                            ===========        ========             =======
 Common stock issued in connection with
  Merger                                        $21,808               -                   -
                                            ===========        ========             =======
 Acquisition of intangible assets for
  note payable                                        -      $1,672,527                   -
                                            ===========        ========             =======




*Restated

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998


1.  THE COMPANY

Visual Bible International, Inc. ("Visual Bible International" or "the Company") is a global faith-based media company that owns, through certain license agreements, the exclusive visual and digital rights to the most popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts and is currently preparing to recommence production in Morocco of the feature film of the book of Mark.

Visual Bible's mission is to use all forms of media to inspire the lives of present and future generations by carrying God's Word to everyone on earth regardless of their religious affiliation, culture or geographic location. The Company is seeking to acquire additional intellectual property rights, is actively pursing the production of new products and is building its sales and distribution networks in order to position itself as the pre-eminent creator and distributor of the word-for-word productions of the Bible.

On August 7, 2000, American Uranium, Inc. ("American Uranium") and Visual Bible, Inc. ("Visual Bible") completed a stock exchange transaction (the "Visual Bible Exchange Transaction") pursuant to a stock exchange agreement (the "Visual Bible Exchange Agreement"). Under the terms of the Visual Bible Exchange Agreement one share of American Uranium common stock was issued and exchanged for each one share of common stock of Visual Bible outstanding, thereby giving the stockholders of Visual Bible controlling interest in American Uranium. Also on August 7, 2000 American Uranium changed its name to Visual Bible International, Inc.

The Visual Bible Exchange Transaction was accounted for as a purchase. However, since the stockholders of Visual Bible own approximately 58% of the outstanding shares of Visual Bible International and, therefore, control Visual Bible International, they will be deemed to be the acquiror and no step up in basis will be reflected and no goodwill will be recorded by the Company. This accounting treatment is in accordance with the view of the staff of the Securities and Exchange Commission that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the accounts of Visual Bible International and all of its wholly owned and majority owned subsidiaries. The financial statements were derived from the consolidated annual financial statements of Visual Bible which includes its consolidated subsidiary, Visual Entertainment, Inc. ("Visual Entertainment") which was acquired by Visual Bible on June 20, 2000 pursuant to a stock exchange agreement (the "Visual Entertainment Exchange Agreement") and also to reflect the merger (the "Visual Bible Guardian Merger") of Visual Bible with Guardian Productions, LLC. ("Guardian") which occurred on July 14, 2000, and has been retroactively restated within these financial statements. The Visual Bible Guardian Merger has been accounted for in accordance with the accounting treatment required in a reverse merger whereby Visual Bible has been deemed the acquirer for accounting and financial reporting purposes. The historical financial statements presented herein are the restated financial statements of Visual Bible including its consolidated subsidiary Visual Entertainment restated to reflect the Visual Bible Guardian Merger as if that merger took place at the beginning of such periods with the financial statements of American Uranium being included as discontinued operations from the date of the Visual Bible Exchange Transaction.

In connection with the Visual Entertainment Exchange Transaction, Visual Entertainment entered into redemption agreements with all of its shareholders, but one, and repurchased their shares through the issuance of notes payable totaling $549,995, a portion of which notes in the amount of $369,995 were convertible by the Company into its common stock.

Cash and Cash Equivalents

For financial statement purposes, short-term investments with a maturity of 90 days or less and highly liquid investments are considered cash equivalents.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company periodically assesses the realizability of its property and equipment and records a write-down if deemed necessary.

Costs of repairs and maintenance are charged to operations as incurred and additions and betterments are capitalized. Upon retirement or disposition of assets, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers.
 Provisions for discounts and rebates to customers and estimated sales returns and other adjustments are provided for in the same period the related product sales are recorded. For the years ended December 31, 2000, 1999 and 1998, the allowance for estimated sales returns was approximately $465,000, $32,000 and $15,000, respectively. As of December 31, 2000 the Company recorded as deferred revenue $600,000 for advances received on products with future availability.

Advertising

Costs relating to advertising are expensed as incurred. Advertising expenses of approximately $89,000, $137,000 and $189,000 were included in selling, general and administrative expenses for the years 2000, 1999 and 1998, respectively. Financial Accounting Standard Board FASB 139 and Statement of Position SOP 00-2 now require that entities involved in the film industry which were originally excluded from the scope of SOP 93-7 "Reporting on Advertising Costs" should now account for advertising costs in accordance with the provisions of SOP 93-7, which is the method being used.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. Until December 31, 2000, the Company's customer base was primarily serviced through a single distributor, which accounted for substantially all of the Company's revenues and accounts receivable in each of the years ended December 31, 2000, 1999 and 1998 (See Note 4).

Fair Value of Financial Instruments

The carrying amounts of trade accounts receivable, trade accounts payable, and accrued liabilities in the financial statements approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Impairment of Long-Lived Assets

Financial Accounting Standards Board issued FASB 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB 121 requires that the Company review long-lived assets to be held and used in operations when events and changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets will be considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Accounting by Producers or Distributors of Films

The Financial Accounting Standards Board recently issued FASB 139 which requires that all producers or distributors that own or hold rights to distribute or exploit films follow the guidance in AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films." FASB 139 shall be effective for financial statements for fiscal years beginning after December 15, 2000.

SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

In addition SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the end of fiscal year end exchange rate. The related translation adjustments are required to be recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are required to be translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in net income (loss). Foreign currency realized and unrealized gains and losses for the years presented were not material.

Reverse Stock Split

On April 4, 2001, pursuant to a corporate resolution of the Board of Directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on April 16, 2001: (i) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001 will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares are designated as $.001 par value common shares and twenty-five million shares are designated as $.001 par value preferred shares (the "Combination"). All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 2 reverse stock split.

Earnings (Loss) per Share

Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents.
For the periods reported within these consolidated financial statements all prior period financial statements have been restated as if the Visual Bible Exchange Transaction, the Visual Entertainment Exchange Transaction and the Visual Bible Guardian Merger took place at the beginning of such periods. Earnings (loss) per share have been restated to reflect this accounting treatment, and the Combination that has been retroactively restated.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3.  GOING CONCERN - CHANGE IN CONTROL AND 2001 CAPITAL TRANSACTIONS

The Company has not yet been able to conclude production financing to complete the production of the book of Mark. In anticipation of the Company having the ability to complete the production financing, it has utilized substantially all of its working capital to finance production activities and, in addition, incurred substantial additional liabilities. The Company, in a seriously deficient cash position, has defaulted on the payment of certain of its obligations.

Certain shareholders owning 6,375,000 shares of the Company's common stock after giving effect to the Combination are parties to a shareholder voting agreement (the "Voting Agreement"). On April 4, 2001, pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"), John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd., a British Virgin Islands Corporation ("Pan Zone"). As a result of the Assignment, Pan Zone controls more than fifty-one percent (51%) of the Company's issued and outstanding common stock and possesses significant influence over the Company, giving Pan Zone the ability, among other things, to elect a majority of the Board of Directors and approve significant corporate transactions

Pursuant to a resolution of the Board of Directors dated March 21, 2001, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 8,250,000 shares of the Company's common stock (the "Initial Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to extend the payment date to April 2, 2002 and to reduce the interest rate to six percent (6%) in connection with a note of $250,000 and loans and advances totaling approximately $550,000 from Pan Zone to the Company (the "Initial Pan Zone Loan"), payment of which was past due. Likewise, as a part of such resolution the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 25,000,000 shares of the Company's common stock (the "Second Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to loan the Company the sum of not less than $500,000 nor more than $2,500,000 (the "Second Pan Zone Loan"), which Second Pan Zone Loan will bear interest at six (6%) per annum on the amounts outstanding from time to time and will be due on April 1, 2002. As of April 4, 2001, Pan Zone has advanced approximately $1,600,000 to the Company and the Company expects to issue 16,000,000 shares of the Company's common stock to Pan Zone immediately subsequent to the effective date of the Combination. Likewise, the Company expects that Pan Zone will loan an additional $900,000, and in such event the Company will issue Pan Zone an additional 9,000,000 shares of the Company's common stock.

As a condition of the Second Pan Zone Loan, the Company appointed three directors to the Board of Directors, Messrs. Daniel W. Johnson, Anthony Ng and Paul Wong. After such appointment, the Company's Board appointed Daniel W. Johnson as Chief Executive Officer and President and James G. Petway, Jr. as Chief Financial Officer and Secretary. Simultaneous with such appointments, the Company's prior directors and officers resigned.

Prior to any of the foregoing described actions, Pan Zone owned 500,000 shares of the Company's common stock. After giving effect to the Combination, the Assignment, the issuance of the Initial Pan Zone Loan Shares and the issuance of all of the Second Pan Zone Loan Shares, the Company will have approximately 45,689,175 shares outstanding, and Pan Zone will own and/or control 40,125,000 (approximately 88%) of such shares. As a result, Pan Zone possesses significant influence over the Company, and Pan Zone has the ability, among other things, to elect the Board of Directors and approve significant corporate transactions. Such control may also have the effect of delaying or preventing any further change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's common stock.

As a result of the Company's ability to revise the Initial Pan Zone Loan and to conclude the Second Pan Zone Loan, the Company has initially stabilized their operations; however, additional capital is required to pay and/or bring current all of their outstanding obligations. Management does anticipate proceeds from financing of the Company's inventory and accounts receivable, but the timing and ultimate ability to secure these funds cannot be defined nor assured. The Company is also currently seeking capital to enable them to continue and complete the production of Mark. The Company has identified potential sources of production financing, but at the present time no commitments have been finalized.


4.  DISTRIBUTION AGREEMENTS AND BUSINESS ALLIANCES

In 1995, the Company entered into a business alliance with Nest Entertainment (the "Nest Alliance") to market The Visual Bible using an infomercial and telemarketing. In accordance with the alliance agreement, the Company recognizes 50% of Nest Alliance's results of operations. Pursuant to the alliance agreement, the Company is not entitled to any of the assets or liabilities of the Nest Alliance but rather only to its pro rata share of Nest Alliance's net income.
 Accordingly, the accompanying consolidated balance sheets do not reflect any portion of the Nest Alliance's assets or liabilities.

In 1997 the Company entered into another business alliance with Harvest House Publishers, Inc. (the "Harvest Alliance") to co-publish, market and sell one or more religious books. In accordance with the alliance agreement, the Company recognizes 50% of the Harvest Alliance's results of operations. Pursuant to the alliance agreement, the Company is not entitled to any of the assets or liabilities of the Harvest Alliance but rather only to its pro rata share of the Harvest Alliance's net income. Accordingly, the accompanying consolidated balance sheets do not reflect any portion of the Harvest Alliance's assets or liabilities.

The following is summarized combined financial information for both the Nest and Harvest Alliances for the years ended December 31:


                                                          Unaudited (000's)
                                               -------------------------------------
                                               2000             1999            1998
                                               ----             ----            ----
Net sales                                         -             $631           $1,611
Gross profit                                      -             $427           $1,390
Net income                                        -              $91              $48


The income (loss) from alliances reflected in the accompanying consolidated income statements is as follows:


                                                         Unaudited (000's)
                                               -------------------------------------
                                               2000             1999            1998
                                               ----             ----            ----
Nest Alliance                                     -              $26               $2

Harvest Alliance                                  -              $20              $22
                                               ----              ---              ---
Total                                             -              $46              $24
                                               ====              ===              ===


As of December 31, 1999, both Harvest Alliance and Nest Alliance agreed to discontinue their business alliance with the Company.

Harvest House Publishers, Inc. now pays the Company a royalty based on net sales from the products that are sold through the Harvest Alliance. This royalty will be paid on all such sales for the two years ending December 31, 2001. During the year ended December 31, 2000, the Company earned royalty from such sales of approximately $8,000.

Columbia House

On November 1, 2000, the Company entered into two agreements with The Columbia House Company. One such agreement relates to the Company's video products (the "Video Agreement") and the other such agreement relates to its audio products (the "Audio Agreement").
The Video Agreement has a term (the "Term") beginning on the date of execution and ending December 31, 2003, during which the Company has agreed to assign to The Columbia House Company the exclusive right to manufacture, advertise, market, distribute and sell Video Devices (as defined in the Video Agreement) by Direct Response Distribution (as defined in the Agreement) within the United States, Canada, Mexico and their territories and possessions (the "Territory"). As part of the Video Agreement, the Company has agreed to pay a fixed royalty (the "Fixed Royalty") to The Columbia House Company for each Video Device containing an Audiovisual Work (as defined in the Video Agreement) based upon the Book of Matthew distributed during the Term in the Territory by methods other than Direct Response Distribution. In turn, The Columbia House Company has agreed to pay Visual Bible certain Royalties on Net Paid Sales (as defined in the Video Agreement) of Video Devices and to provide internet online fulfillment of orders of Video Devices from visitors to our website.
 The terms of the Audio Agreement are generally similar to the terms of the Video Agreement, but the Audio Agreement relates to sound reproductions in all formats from Master Recordings owned or controlled by the Company. Likewise, the amount and method of determination of Royalties to be paid by The Columbia House Company to Visual Bible differs from the Video Agreement. The Company has not yet specifically determined the effect that such agreements will have on the Company's future operating results. The Company expects, however, that revenues generated under such agreements will significantly exceed the obligations due from the Company.

Stewart House

On November 12, 2000, and subsequently amended in a letter dated April 19, 2001, the Company executed a distribution agreement with Stewart House Publishing, Inc. ("Steward House"). The agreement has a term (the "Term") beginning on the date of execution of the Agreement and ending December 31, 2005, unless earlier terminated pursuant to the terms of the Agreement, during which the Company has appointed Stewart House, as the exclusive distributor within certain distribution channels (as specified in the agreement) of audio-visual devices embodying programs owned or controlled by the Company (a "Videogram") in the United States and Canada (the "Territory"). The Term of the agreement may be automatically extended provided that certain minimum purchase requirements (as described in the agreement) are met by Stewart House. Stewart House has the right to terminate the agreement upon 90 days' written notice prior to the expiration of the first year of the Term.
During the Term, Stewart House has agreed to purchase certain amounts of Videograms at the price specified in the agreement. Payment for Videograms purchased by Stewart House is to be made upon the earlier to occur 30 days from the date that Stewart House receives payment from its sale of such Videograms or 180 days after the date of shipment of the Videograms from the Company to Stewart House, provided that Stewart House is permitted to retain a 20% holdback for the possibility of returns. The agreement places an obligation upon Stewart House to purchase a minimum of 660,000 Videograms during the first year of the Term. The Company's ability to realize revenue on these units is subject to many factors, including but not limited to the manner in which Stewart House is paid for such Videograms and the financial abilities of Stewart House. Since the relationship with Stewart House has just recently been concluded and the Company does not yet have any basis to know whether such relationship will continue or be successful, there can be no assurance of the amount, if any, of the revenue that the Company may generate under the Stewart House agreement.

Thomas Nelson

During December 2000, the Company through its subsidiary, Visual Bible has established a strategic alliance with Thomas Nelson, Inc., the predominant distributor of Christian books, Bibles and video products in the United States. The agreement grants Thomas Nelson Inc. the sole and exclusive license to manufacture, market, distribute and sell long form videos embodying programs that Visual Bible produces to Christian bookstores, Christian product distributors, the CBA market, ministries and the church market.

In addition, the agreement grants Thomas Nelson the nonexclusive right, subject to the prior approval of Visual Bible, to produce, market and distribute a wide variety of ancillary products specifically for the retail marketplace and church leaders.

The agreement also provides Thomas Nelson the exclusive right, subject to Visual Bible's prior approval to develop, create, manufacture, represent, distribute and sell certain derivative products such as curriculum for all age groups, including but not limited to special topics, special events, quarterly, seasonal and evangelistic materials.

The agreement provides for advances to the Company, royalty formulas and minimum purchase requirements of $3,300,000 by December 31, 2003. The agreement also requires the Company to commit up to $500,000 for the development of an in-store merchandising program that presents the full range of the Company's products.

CELA

On January 1, 1998, Visual Entertainment entered into a contractual relationship with a fulfillment service company and a related sales organization, Visual Fulfillment Services, Inc. and its related company CELA Distribution Services, Inc. (together referred to as "CELA"). CELA provided sales and fulfillment services which included, but were not limited to, making or receiving sales calls, carrying inventory, shipping products, issuing invoices, managing and collecting receivables, remitting collections (net of their fees) to the Company, providing customer relations and communications, and providing sales, collection and receivable information to the Company. As a result of these contractual relationships, the Company carried a minimal amount of inventory since 1998. On June 30, 2000, the Company gave written notice to terminate the relationship and in accordance with the contract, both parties' contractual obligations effectively terminated as of September 30, 2000. Under a request by the Company, CELA continued to provide these services for the remainder of 2000 as both the Company and CELA continued to negotiate a final settlement for services rendered and to be rendered during the fourth quarter and for reimbursements of costs incurred by CELA prior to the termination.

On March 15, 2001, the Company and CELA entered into a final settlement agreement which allowed CELA to retain all cash received in the fourth quarter of 2000 and all outstanding receivables due from third party customers with the exception of monies due from Stewart House Publishing, Inc. and Nest Entertainment Inc. totaling approximately $465,000. The total amount of the settlement of approximately $746,000 is reflected in the accompanying consolidated statement of operations as an expense of continuing operations. In addition, the Company agreed to purchase from CELA all products returned by customers subsequent to December 31, 2000 at the wholesale price, up to the first $700,000 of returns. Additional returns will be purchased at the actual manufacturing cost. In accordance with the settlement, the Company is required to make a payment of $200,000 by way of a letter of credit to be applied against such returns. In addition, CELA will retain the proceeds of the $465,000 ultimately paid by Stewart House Publishing, Inc. and Nest Entertainment Inc. to be applied against such returns. The Company has provided a reserve for these returns of approximately $465,000.

In addition, in connection with the settlement agreement, the Company purchased existing inventory in 2001 for $209,628. The
Company has recorded this purchase of inventory in 2001.

5.  INTANIGIBLE ASSETS

Effective as of December 16, 1999, Guardian (predecessor by merger to Visual Bible) concluded an asset purchase agreement (the "Asset Purchase Agreement") with Visual International Pty., Ltd., ("Visual Pty"), a Republic of South Africa corporation, to acquire substantially all of the its assets which included the exclusive rights to "The Visual Bible" name, all of its copyrights, trademarks, images and logos and the license rights to produce and distribute visual presentations of all the books of the New International Version of the Bible using the product name The Visual Bible.

Among the assets acquired from Visual Pty were the completed video works of the "Gospel According to Matthew" and "The Book of Acts" along with a variety of ancillary products that are related to and created from these two core products, and the contractual rights granted by the International Bible Society ("IBS") to Visual Pty in March 1994 to produce the remaining books of the Bible using the text of the New International Version of the Bible. The IBS contract allows the Company to produce all of the remaining books of the Bible so long as it meets certain minimum production requirements. The Company must produce eight additional books of the Bible by March 2004 to receive a ten-year extension to the original contract. Management is of the opinion that the Company will be able to meet the production requirements necessary to secure the additional ten-year extension from IBS.

The total purchase price of the assets acquired from Visual Pty was approximately $1,700,000. Guardian paid Visual Pty $25,000 at closing and issued a convertible note payable for the balance of the purchase price. The note did not bear interest and was converted into common stock in November 2000 (see Note 12).

The purchase price was allocated approximately $697,000 to the intellectual property related to Matthew and Acts (the "Productions") based upon an assessment of value estimated from net cash flows from existing productions and the remaining $1,000,000 to the intellectual property related to the contractual rights to produce the remaining books of the Bible under the IBS contract (the "IBS Rights"). The Productions will be amortized using an estimated total unit production of approximately 416,000 units. The IBS Rights will be amortized over the remaining life (50 months) of the original IBS contract.

Intangible assets consisted of the following at December 31:


                                      2000             1999
                                      ----             ----
IBS Rights                         $1,000,000       $1,000,000
Productions                           697,527          697,527
                                   ----------       ----------
                                    1,697,527        1,697,527
Less Accumulated amortization         283,033                -
                                   ----------       ----------
Intangible Assets, Net             $1,414,494       $1,697,527
                                   ==========       ==========


6.  FILM COSTS

During 2000, the Company commenced film production of the books of Mark, Luke and John ("MLJ"), as well as, a production project titled AD 2000. Due to financial constraints, the Company has not completed the film productions, has cancelled the production of and wrote off the capitalized cost for the production AD 2000 amounting to $602,948 and has suspended the production of Luke and John and wrote off $3,013,211 of the film production costs for MLJ. At December 31, 2000, the Company's film costs is comprised of production in progress representing the approximate fair value of the production in progress relating to the film costs of Mark.


7.  PROPERTY AND EQUIPMENT

                                                                              Estimated Useful
                                                  2000             1999             Life
                                                  ----             ----       ----------------
Leasehold improvements                          $112,434                -          39 years

Office equipment and furniture and fixtures     $280,340         $130,410         5-7 years
                                                --------         --------
                                                $392,774         $130,410
Less:
 Accumulated depreciation                       $(67,015)       $(32,716)
 Reserve for loss on property and equipment    $(304,756)               -
                                                 --------        --------

Net property and equipment                        $21,000         $97,694
                                                 ========        ========



During December 2000, the Company's management decided to concentrate its operations in Nashville, Tennessee and closed their accounting operations located in Dallas, Texas and their administrative offices located in Toronto, Canada. The corporate headquarters of the Company remain in Boca Raton, Florida. During April 2001, in connection with these decisions, management elected to establish a reserve for loss on property and equipment and has reflected these assets at their estimated fair value upon disposition or abandonment.


8.  NOTES PAYABLE

The notes payable are comprised as follows at December 31:

                                                                   2000               1999

Demand notes payable, individuals, non-interest bearing         $250,000                -

Demand note payable, individual, with an implicit interest      $166,675                -
 rate of 10% per annum, paid in full in 2001 (See Note 11)

Installment note payable with former VE shareholder and         $107,500                -
 CEO, periodic payments during 2001

Note payable, Pan Zone, 6%, due April 1, 2002 (See Note 3)      $250,000                -

Note payable, Dagham Film Sar Land Trade, first due             $800,000                -
 February 15, 2001, secured by all titles and interest,
 equipment, intangibles with no limitation in the Mark,
 Luke and John film productions (See Note 11)

Covertible note payable issued in connection with December             -        $1,672,527
 16, 1999 asset purchase by Guardian Production, LLC and
 which were converted in November 2000
                                                              ----------        ----------
Total                                                         $1,574,175        $1,672,527

Less: Short-term portion                                      $1,324,175        $1,672,527
                                                              ----------        ----------

Long-Term Portion                                               $250,000                -
                                                              ==========        ==========



During 2000, the Company, in connection with the stock repurchases from certain Visual Entertainment shareholders issued convertible notes payable totaling $369,995 and an installment note for $180,000. The Company repaid $45,000 of such notes, and during November 2000, converted the remaining unpaid balances of $324,995 into common stock. Likewise, during November 2000, the Company converted into common stock the balance outstanding under the note payable in favor of Visual Pty issued during 1999 in connection with the Asset Purchase Agreement.


9.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (credit) for income taxes is as follows:


                                               Years Ended December 31

                                    2000                 1999                1998
                                    ----                 ----                ----

Current                         $(137,296)             $16,374              $50,195
Deferred                                -              $31,274              $53,677
                                ----------             -------             --------
                                $(137,296)             $47,648             $103,872
                                ==========             =======             ========



A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:


                                                     Years Ended December 31

                                          2000                  1999                1998
                                         Amount                Amount              Amount
                                         ------                ------              ------
Taxes at Graduated Statutory          $(4,524,091)             $44,862             $102,026
Rate

Effect of Rate Change on Prior           $(12,733)                  -                    -
Earnings

Effect on Change of Rate for               $11,759                  -                    -
Loss Carryback

Non-deductible Items                      $190,257              $2,786               $1,846

Increase in valuation allowance         $4,197,512                  -                    -
                                        ----------               -----               ------
                                        $(137,296)             $47,648             $103,872
                                        ==========             =======             ========



Prior to the year ending December 31, 2000 the deferred tax liabilities and assets resulted primarily from the difference in the timing of the recognition of depreciation, accounts receivable, accounts payables and accrued liabilities for financial reporting and income tax purposes. For the year ending December 31, 2000 the Company will report under the accrual basis. The effects of this transition has been reflected in the current tax

The components of these deferred income tax assets and liabilities and their approximate tax effects as of December 31, 2000 and 1999 are as follows:

                                                2000                       1999
                                                ----                       ----
Deferred Tax Assets:

Current:

Difference in reporting certain assets                -                    $57,081
and liabilities for income tax purposes

Accounts and notes receivable write-down       $149,414                          -

Property and equipment write-down              $103,617                          -

Tax credits carryforwards                        $3,115                          -

Net operating loss carryforwards             $3,957,052                          -

Less: Valuation allowance                  $(4,197,512)                          -
                                            -----------                   --------
Current deferred tax assets (liabilities)       $15,686                  $(57,081)
                                            -----------                   --------
Non-Current:

Fixed assets                                  $(15,686)                  $(13,646)
                                            -----------                   --------
Non-current deferred tax assets               $(15,686)                  $(13,646)
(liabilities)
                                            -----------                   --------
Total deferred tax assets (liabilities)               -                  $(70,727)
                                            ===========                  =========




As of December 31, 2000, the Company had operating loss carryforwards of approximately $11,638,000, which will expire December 31, 2016. In addition, the Company plans to utilize approximately $193,000 of current year loss to carryback against December 31, 1999 and 1998 income, which the Company expects will result in recoverable taxes of approximately $54,000. The Company has reflected this anticipated receivable in the accompanying consolidated balance sheet within other current assets.


10.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into transactions with various affiliates which are described below. As of December 31, 2000 and 1999, the amounts due to or from these affiliates are as follows:

                                                         December 31,

                                           2000                                1999
                                  ----------------------------------------------------------
                                  Due From           Due To           Due From        Due To
                                  --------           ------           --------        ------
John Hamilton and                       -           $2,469,281              -         $25,000
 Associates, shareholder and
 former CEO and former member
 of board, for loans and
 advances

Pan Zone, for loans and                 -             $660,487              -              -
 advances as described in
 Note 3

James Beatty, former                    -              $92,247              -              -
 president and former member
 of the board of directors,
 for loans and advances

Trinity, an entity                      -              $14,000              -              -
 controlled by James Beatty,
 for loans and advances

Bauhaus Partners, Ltd.                  -             $198,000              -         $52,277

Beaird Harris & Co., P.C.               -             $144,637              -              -

Former Shareholders of              $1,511             $13,578          $1,511             -
 Visual Bible International,
 Inc.

Penton                             $18,764                  -          $18,764             -

LA Entertainment Group, Inc.             -                  -               -         $32,448

Visual International Pty.         $268,372                  -               -              -
 Ltd.

Covenant KFT                      $149,909                   -         $149,909             -
                                  --------          ----------        ---------      --------
                                  $438,556          $3,482,230         $170,184      $109,725

Reserve for Related Party        $(438,556)                  -                -             -
 Receivables
                                  --------          ----------        ---------      --------

                                        -           $3,482,230         $170,184      $109,725
                                  ========          ==========        =========      ========







Penton

Penton Investments, Ltd. ("Penton") was a holder of 1000 shares of class B preferred stock and 3,055 shares of Class A common stock of Visual Entertainment prior to the acquisition of Visual Entertainment by Visual Bible. Each of the class A and B shares were purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued convertible promissory notes in the amount of $302,495, reflecting the fair value of the Visual Entertainment purchased shares. The convertible notes provided the Company with the option to pay the principle payment of the note or to convert the note into common shares of Visual Bible International at a variable conversion price. On November 21, 2000, the Company converted the promissory note into 22,507 shares of common stock of the Company.

The Company is owed $18,764 from Penton and it's former parent, Penton Holdings, Ltd. for monies advanced prior to 1996. The receivable is in the form of a non-interest bearing note that is payable on demand.

During the fourth quarter of 2000, management decided to provide a reserve for the value of the note receivable, but plans to pursue payment or rescind the common stock issued to Penton.

Covenant

During 1996, Visual Entertainment entered into a sublicense distribution agreement with Covenant KFT ("Covenant") whereby Visual Entertainment was granted the exclusive rights to distribute The Visual Bible products in the United States, Canada and Mexico. In consideration for these rights, Visual Entertainment was required to pay Covenant an annual royalty effectively equivalent to the greater of 75% of Visual Entertainment's cash flow or $480,000.

The managing director of Visual Pty, the parent corporation of Covenant, is a stockholder of the Company and a former board member of Visual Entertainment. Periodically throughout the term of the distribution agreement, Visual Pty has directed Visual Entertainment to pay certain expenses on behalf of Covenant in lieu of paying required royalties to Covenant. For 1999 and 1998 amounts paid at the direction of Visual Pty have been reflected in the accompanying consolidated statements of operations as royalty expense to the extent obligated by the distribution agreement. The payments made in excess of the royalty due Covenant are reflected on the accompanying consolidated balance sheet as due from a related party.

During 2000 (see Note 5), the Company acquired the assets of Visual Pty, including the IBS Rights. In connection with the Asset Purchase Agreement, the distribution agreement was acquired with certain of the other assets conveyed by Visual Pty to Guardian. The royalty expense recorded by Visual Entertainment was therefore eliminated in consolidation. The Company however, has recorded a royalty expense payable to IBS as a result of such circumstances.

During the fourth quarter of 2000, management decided to, and provided, a reserve for the value of the receivable, but plans to pursue payment or rescission of the common stock issued to the managing director and majority stockholder of Visual Pty.


LA Entertainment Group, Inc.

The Controlling shareholder of LA Entertainment Group, Inc. ("LAEG") is a stockholder of the Company and a former holder of 10,000 shares of Class A common stock of Visual Entertainment. As discussed above under Penton, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $45,000. During 2000, the Company paid LAEG in full amount of the note. In addition, on November 21, 2000 the Company issued 6,696 shares of the Company's Common Stock to LAEG, equal to the number of shares to be issued in the event of the conversion of the note. As a result, as of December 31, 2000, the Company is owed from LAEG $45,000 which is reflected in the accompanying consolidated balance sheet within stockholders' equity (deficit).

Visual Entertainment entered into a consulting agreement with LAEG whereby LAEG was to be paid $370,000 for consulting services
provided to Visual Entertainment in 1996.   In addition, Visual
Entertainment entered into various other agreements with LAEG related primarily to production and quality control services. These agreements called for the payment of certain base amounts and/or royalties on the sales of certain products by LAEG. The Company and/or Visual Entertainment paid LAEG approximately $4,000, $96,000 and $184,000 in 2000, 1999 and 1998, respectively for these additional services and made total payments of approximately $36,000, $209,000 and $314,000 in 2000, 1999 and 1998, respectively for all service rendered. At December 31, 2000 and 1999, the Company and/or Visual Entertainment owed LAEG $240 and $32,448, respectively. The December 31, 2000 balance due is reflected in the accompanying consolidated balance sheet within accounts payable.

During the fourth quarter of 2000, management decided to, and provided, a reserve for the value of the receivable, but plans to pursue payment or rescission of the common stock issued to LAEG.

Bauhaus

The controlling shareholder of Bauhaus Partners, Ltd. ("Bauhaus") was, as of December 1999 and through the date of the acquisition of Visual Entertainment by the Company, the acting CEO of Visual
Entertainment.

In March of 1998, Visual Entertainment entered into a consultant agreement, as a guarantor for payment by VIPL, with Bauhaus, whereby Bauhaus would provide consulting services related to the creation of an entity to provide additional production financing. The new entity, through Visual Pty, was to pay Bauhaus $15,000 per month including out of pocket expenses and $250,000 in March 1999, due it from Visual Pty. During 1999, the agreement was modified to increase the monthly consulting fee to $22,000 per month effective April 1999 and, also, entitled Bauhaus to receive an additional $200,000 also due it from Visual Pty. In addition, during 1999, the agreement was modified to defer payment of the $450,000. Management has not provided for such contingency, as it believes should not be required to make such payment.

From inception of the agreement, at the request of Visual Pty, Visual Entertainment has paid Bauhaus the required monthly fee. The Company and/or Visual Entertainment paid to Bauhaus for consulting and out of pocket expenses $190,231, $216,256 and $170,662 in 2000,
1999 and 1998, respectively.

As of December 31, 2000 and 1999, the Company and Visual Entertainment owe Bauhaus $198,000 and $52,000, respectively. In addition, the Company is contingently liable to pay the $450,000 owed by Visual Pty in the event Visual Pty fails to pay such amount.
 The $450,000 is not reflected as a liability from the Company in the accompanying consolidated balance sheet.


The Idea Agency

The controlling shareholder of The Idea Agency, Inc. ("TIA") is a shareholder of the Company and a former holder of 5,000 shares of Class A common stock of Visual Entertainment. As discussed above, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $22,500. On November 21, 2000 the Company issued 3,348 shares of the Company's common stock to TIA's controlling shareholder, equal to the number of shares to be issued upon conversion of the note.

During 1998, at the request of Visual Pty, Visual Entertainment paid TIA approximately $100,000 for amounts owed for consulting services rendered. These payments are amounts paid on behalf of Visual Pty's wholly owned subsidiary, Covenant, and are reflected as royalty expense in the accompanying consolidated statements of operations.
In addition, TIA was paid a commission on sales made from referrals of TIA of $ 0, $1,038 and $62,110 in 2000, 1999 and 1998, respectively.

Beaird Harris

During 2000, a partner of Beaird Harris & Co., P.C. ("BHCO") functioned as the acting CFO of Visual Entertainment. During 2000, 1999 and 1998, BHCO performed the internal accounting functions for the Company and/or Visual Entertainment. The Company and /or Visual Entertainment made payments to BHCO of $114,845, $73,152 and $100,860, in 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, the Company and/or Visual Entertainment owe BHCO $144,638 and $2,250, respectively. In addition, the Company maybe contingently liable for $480,000 of unpaid services due from Visual Pty to BHCO if Visual Pty fails to make these payments. Management has not provided for such contingency as it believes the Company will not be required to make such payments.


11.  COMMITMENTS AND CONTINGENCIES

As more fully described in Note 10, the Company has guaranteed payment terms of Visual Pty owed to Bauhaus and BHCO in the amounts of $450,000 and $480,000, respectively.

Operating Leases

The Company leases vehicles, office equipment and office space under noncancellable operating leases. Commitments under these leases at December 31, 2000 are as follows:

Year Ending December 31

2001                                               $402,843

2002                                               $336,907

2003                                               $336,907

2004                                               $336,907

2005 and thereafter                                $218,163
                                                   --------
                                                 $1,631,727
                                                 ==========



Legal

Legal proceedings have been filed with the District Court of Texas by a former officer and stockholder of Visual Entertainment against the Company in which the plaintiff is claiming damages from a default in payment of a promissory note. The note, which was issued as of December 13, 1999, was initially payable in 24 consecutive monthly installments of $7,500 each., with the first installment due on April 30, 2000. The Company filed an answer and discovery, and the Company believes a settlement has been reached. This settlement is reflected in the Company's financial statements as of December 31, 2000.

Legal proceedings have been filed with the Supreme Court of New York by a certain production company against the Company. In connection with such matter, the plaintiff makes a demand for damages of non-payment in excess of $126,250. The Company has reached a settlement for payment of $126,250, in two installments of $48,125 due April 9, 2001 and April 19, 2001 and a third and final installment of $30,000 is due May 3, 2001 payable in escrow and released only upon certain services due from the plaintiff to the Company being received. The settlement of the $126,250 has been reflected within the Company's December 31, 2000 financial statements and is included within film costs and accounts payable and accrued expenses.

Legal proceedings have been threatened by a certain production company against the Company in which the plaintiff is seeking damages of non-payment of a $800,000 promissory note plus other costs incurred by the plaintiff on behalf of the Company. The Company has reached a settlement for payment in the amount of $1,700,000 payable in four installments, the first in the amount of $200,000 due upon the execution of such settlement agreement dated April 26, 2001, the second in the amount of $750,000 payable on or before May 4, 2001, the third in the amount of $500,000 payable on or before May 18, 2001 and the final payment in the amount of $250,000 payable June 15, 2001. In consideration for the $1,700,000 the plaintiff assumes a third party liability of approximately $636,000, which will be paid from the proceeds of the $1,700,000.
As of the date of this report, the Company has made each of the two installments payments due April 26, 2001 and May 4, 2001.

Legal proceedings were threatened by a note payable holder against the Company for default of payment in which the plaintiff seeks to collect damages for non-payment of approximately $168,000. The Company reached a settlement for payment of the note in three installments due April 6, 2001, April 20, 2001 and April 27, 2001, the total of which is reflected in the accompanying consolidated balance sheet under current portion of notes payable. As of the date of this report all payments have been made in full.


Legal proceedings have been filed with the U.S. District Court of Texas, the U.S. District Court of California and Fovarosi Court in Hungary by the Company, its subsidiaries and a related affiliate against several related productions entities in which the Company seeks damages for infringements of certain product distribution rights within Canada, U.S. and Europe. The Company believes a compromise and settlement has been reached with all parties as of February 14, 2001. As such the defendant agrees to transfer and relinquish to the Company all rights and privileges of distribution held by the defendant in the U.S. and Canada as set forth in a license agreement dated December 22, 1999, in exchange for which the Company agrees to pay the sum of $13,000 per month for a period of twenty-nine years commencing March 1, 2001 and ending February 1, 2030. In addition, the defendant agrees to transfer all rights and privileges of distribution held by the defendant in Europe as set forth in a license agreement dated February 10, 2000, in exchange for which the Company agrees to pay 5% of the gross wholesale price which the Company charges its European distributor(s) for all related products sold between March 1, 2001 and December 1, 2029.
In the event of a breach of these settlement conditions by the Company, the ownership of these rights and privileges are to be determined by an appropriate court. As further settlement, the parties agreed to and have entered into certain other distribution agreements for new products in which the Company has agreed to pay the sum of $12,000 per month beginning March 1, 2001 and continuing monthly thereafter on or before the 1st day of each month until such time the Company has fulfilled its minimum purchase requirement of $9,000,000. In addition, the Company agrees to purchase 200,000 DVD units of "Matthew" production at a per unit price of $8.00. The units are required to be purchased over a period commencing March 10, 2001 through February 2002, with various purchase and payment terms. Under the distribution agreement the Company will purchase 170,000 units and 30,000 units during each of the years ended December 31, 2001 and 2002, respectively. In consideration for this compromise and settlement the Company agrees to reimburse the defendant parties for legal fees and costs incurred by them in connection with this legal proceeding up to and limited to $180,000 and that such reimbursement shall be paid in twelve equal monthly installment of $15,000 each commencing March 1, 2001.

Other

During July 2000 and later amended in August 2000, Visual Entertainment entered into a sales agency agreement related to a children's animated series production. One of the terms stipulated in the agreement called for a distribution advance totaling $1,000,000 to be paid by Visual Entertainment beginning in 2001.
The current board and management of the Company have only recently become aware of this potential obligation and are currently reviewing the options of the Company regarding performance under the agreement.


12.  STOCKHOLDERS' EQUITY (DEFICIT)

On April 4, 2001, pursuant to a corporate resolution of the board of directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on April 16, 2001: (i) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001 will be combined into one share of the Company's $.001 par value common stock; and (ii) The Company's total capitalization will be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares are designated as $.001 par value common shares and twenty-five million shares are designated as $.001 par value preferred shares (the "Combination"). After giving effect to the combination, the Company had 11,720,854 shares of common stock issued and outstanding at December 31, 2000.


All references to common stock issued and outstanding within these financial statements have been retroactively restated to reflect the combination of shares that occurred on April 16, 2001.

On August 7, 2000 American Uranium and Visual Bible completed the Visual Bible Exchange Transaction. Under the terms of the Visual Bible Exchange Agreement, one share of American Uranium common stock was issued and exchanged for each one share of common stock of Visual Bible outstanding, thereby giving the stockholders of Visual Bible controlling interest in American Uranium. Shortly thereafter, American Uranium changed its name to Visual Bible International, Inc.

The Visual Bible Exchange Transaction was accounted for as a purchase. However, since the stockholders of Visual Bible owned approximately 58% of the outstanding shares of Visual Bible International, and therefore control Visual bible International, they will be deemed to be the acquirer and no step up in basis will be reflected and no goodwill will be recorded by the Company. This accounting treatment is in accordance with the view of the staff of the Securities and Exchange Commission that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

In connection with the aforementioned transaction, the Company issued 6,375,000 shares of its common stock in connection with its acquisition of Visual Bible and issued 4,529,130 shares of its common stock in connection with the reverse merger with American Uranium resulting in 10,904,131 shares outstanding after these transactions. The Company made such issuances in reliance upon
Section 4 (2) of the Securities Act of 1933, as amended.

During the third quarter of the 2000 fiscal year, the Company issued 300,000 shares of common stock to four Non-U.S. Person purchasers thereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for net aggregate consideration of approximately $2,850,000 after aggregate placement fees of approximately $150,000 ("Offering One"). The Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares. (See Other Subsequent Events Note 13).

Also, during the third quarter of 2000 fiscal year, the Company commenced an offering of up to 750,000 shares of their common stock to Non-U.S. Persons ("Offering Two") without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder. During September and October 2000, in connection with Offering Two, the Company issued 364,750 shares of common stock for net aggregate consideration of approximately $4,733,705 after placement fees of approximately $372,795. The Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares. (See Other Subsequent Events Note 13).

On November 21, 2000 the Company exercised its conversion privileges contained in the convertible promissory notes dated December 16, 1999 and May 10, 2000 and issued 151,973 shares of its common stock valued at $2,042,522, the original principal balance of the convertible promissory notes. The balance of those notes on November 21, 2000 was $1,670,462 and, therefore, the Company recorded a receivable of $372,060 that has been included in the classification receivables from stockholders as a contra equity account within the stockholders' equity (deficit) section of the Balance Sheet. Included as a part of the 151,973 shares issued are 6696 shares that the Company issued, based upon the principal balance of the convertible note of $45,000, to the holder of the convertible note that had been repaid by the Company. Such amount has been included as a receivable from stockholders. The Company intends to seek repayment of these amounts or will attempt to rescind the issuance of any excess common stock issued to these stockholders.


13.  OTHER SUBSEQUENT EVENTS

In connection with the change in control that occurred on April 4, 2001, John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd. ("Pan Zone"), a British Virgin Islands corporation pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"). On such date, John Hamilton entered into a reimbursement and settlement agreement with Pan Zone for the benefit of the Company and terminated a consulting agreement dated September 1, 2000 (the "Winchester Agreement") and transferred and assigned to the Company any and all interests and rights claimed by John Hamilton, if any, in certain distribution rights for Visual Bible within North America. John Hamilton, either individually or through an entity controlled by John Hamilton, will remain as a consultant to the Company in connection with international distribution matters pursuant to an agreement to be negotiated and executed between the Company and John Hamilton. The Company expects to compensate John Hamilton by allocating variable portions, determined based upon the manner in which the product sales occur, of the revenues the Company receives from the sales of certain of its products outside North America.

On March 21, 2001, the Company, in settlement of potential claims for failing to timely register the shares sold pursuant to Offering One and Offering Two, issued 128,571 and 364,750 shares of its common stock to the holders of the 300,000 and 364,750 shares of common stock issued in connection with Offering One and Offering Two.

On March 21, 2001, the Company authorized the issuance of up to 3,000,000 shares of its common stock in settlement of amounts that may be due from the Company to related parties on the basis of one share for each $1 of debt outstanding. The Company has yet issued any of such shares.

On March 21, 2001, the Company also authorized the issuance of up to 8,250,000 shares of its common stock in consideration of a loan extension and a reduction of interest rate on the past due note of $250,000 and past due loans and advances of approximately $550,000 (aggregate past due amounts of approximately $800,000) outstanding from the Company to Pan Zone as of December 31, 2000.

On March 21, 2001, the Company also authorized the issuance of not more than 25,000,000 shares of its common stock for additional loans extended and to be extended by Pan Zone in an amount of 10 shares for each $1 loaned to the Company by Pan Zone.