Form 10KSB/A
period 2000-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2001-05-25
CIK 1073876

EXPLANATORY NOTE:  THE SOLE PURPOSE OF FILING THIS AMENDMENT
IS TO CORRECT THE FILING ORDER OF CERTAIN DOCUMENTS.



                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB/A

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


Signature                          Title                            Date

/s/Daniel W. Johnson            President, Director (chief       May 24, 2001
Daniel W. Johnson               executive officer)

/s/James G. Petway, Jr.         Secretary (principal financial   May 24, 2001
James G. Petway, Jr.            accounting officer)

/s/Anthony Ng                   Director                         May 24, 2001
Anthony Ng

/s/Paul Wong                    Director                         May 24, 2001
Paul Wong

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