Form 10QSB
period 2001-03-31
VISUAL BIBLE INTERNATIONAL INC
filed 2001-05-25
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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


                            (561) 697-0471
                            --------------
         (Registrant's Telephone Number, Including Area Code)


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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 21, 2001, there were 12,439,356 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of               1
March 31, 2001 and December 31, 2000

(b)  Consolidated Statements of Operations for the   2
three month periods ended 3/31/01 and 3/31/00

(c)  Consolidated Statements of Cash Flows for the   3
three month periods ended 3/31/01 and 3/31/00

(d)  Notes to Financial Statements                   4

Item 2.   Management's Discussion and Analysis or
Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults on Senior Securities.

Item 4.   Submission of Matters to a Vote of
Security Holders.

Item 5.   Other Events.

Item 6.   Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.

VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              2001             2000
                                                           ---------         ---------
ASSETS                                                     (Unaudited)       (Audited)

Current Assets:
 Cash and cash equivalents                                  $256,609           $63,445
 Accounts receivable, net                                     62,183            10,655
 Inventories                                                 637,461            29,391
 Due from related parties, net                                     -                 -
 Prepaids and other current assets                            67,010            65,774
                                                           ---------         ---------
      Total Current Assets                                 1,023,263           169,265


Film Costs                                                 2,784,353         2,784,353
Property and Equipment, Net of Accumulated
 Depreciation                                                 19,250            21,000
Intangible Assets, Net of Accumulated
 Amortization                                              1,343,494         1,414,494
Other Assets                                                  73,303            73,303
                                                           ---------         ---------
      Total Assets                                        $5,243,663        $4,462,415
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Current portion of notes payable                         $1,533,953        $1,324,175
 Accounts payable and accrued expenses                     3,689,010         3,202,025
 Deferred revenue                                            727,407           600,000
 Due to related parties                                    4,382,224         3,482,230
                                                           ---------         ---------
      Total Current Liabilities                           10,332,594         8,608,430



Long-Term Portion of Notes Payable                           250,000           250,000
Deferred Income Taxes                                              -                 -
                                                           ---------         ---------
      Total Liabilities                                   10,582,594         8,858,430
                                                           ---------         ---------
Commitments and Contingencies

Stockholders' Equity (Deficit):
 Preferred stock, 25,000,000 authorized $.001
   par value, -0- issued and outstanding for 2000                  -                 -
 Common stock, 75,000,000 authorized $.001 par value,
   12,439,356 issued and outstanding at March 31, 2001
   and 11,720,854 at December 31, 2000                        12,214            11,721
 Additional paid-in capital                                9,105,885         9,105,885
 Receivables from stockholders                             (417,060)         (417,060)
 Retained earnings (deficit)                            (14,039,970)      (13,096,561)
                                                           ---------         ---------
     Total Stockholders' Equity (Deficit)                (5,338,931)       (4,396,015)
                                                           ---------         ---------
     Total Liabilities and Stockholders' Equity (Deficit) $5,243,663        $4,462,415
                                                           =========         =========


VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three Months
                                                               Ended March 31,
                                                         ----------------------------
                                                             2001             2000*

Sales:                                                   -----------      -----------
  Royalty income                                            $112,593     $          -
  Product sales                                               55,672          914,350
                                                         -----------      -----------
      Total Sales                                            168,265          914,350

Cost of Goods Sold                                             7,988          353,845
                                                         -----------      -----------

Gross Profit                                                 160,277          560,505
                                                         -----------      -----------

Costs and Expenses:
   Selling, general and administrative                     1,103,686          805,448
                                                         -----------      -----------
                                                           1,103,686          805,448
                                                         -----------      -----------

Income (Loss) from Operations                              (943,409)        (244,943)

Other Income (Expenses)                                            -          (6,691)
                                                         -----------      -----------

Net Income (Loss) before Income Taxes                      (943,409)        (251,634)

Provision (Credit) for Income Taxes                                -         (70,727)
                                                         -----------      -----------

Net Income (Loss)                                         $(943,409)       $(180,907)
                                                         ===========      ===========

Income (Loss) Per Share:
  Basic and diluted income (loss) per share                  $(0.08)          $(0.02)
                                                         ===========      ===========

Basic and diluted common shares outstanding               11,775,668       10,904,131
                                                         ===========      ===========



*Restated.

VISUAL BIBLE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                   2001            2000*
                                                                ----------      ----------


Cash Flows from Operating Activities:
   Net  income (loss)                                        $(943,409)          $(180,907)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
        Depreciation and amortization                            72,750              96,560
        Deferred income taxes                                         -            (70,727)
   Change in operating assets and liabilities:
      Accounts receivable                                      (51,528)             156,371
      Inventories                                             (608,070)                   -
      Due to/from related parties                               899,994            (95,814)
      Prepaid expenses and other current assets                 (1,236)            (14,553)
      Accounts payable                                          487,478                   -
      Deferred revenues                                         127,407             155,969
                                                               --------            --------
       Net cash (used in) provided by
            operating activities                               (16,614)              46,899
                                                               --------            --------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                              -            (10,069)
                                                               --------            --------
       Net cash used in investing activities                          -            (10,069)
                                                               --------            --------
Cash Flows from Financing Activities:
   Payment of notes payable                                           -            (49,389)
   Proceeds from note payable financing                         209,778                   -
                                                               --------            --------
     Net cash provided by (used in) financing activities        209,778            (49,389)
                                                               --------            --------

Net (Decrease) Increase in Cash                                 193,164            (12,559)

Cash and cash equivalents, beginning of period                   63,445              75,345
                                                               --------            --------
Cash and cash equivalents, end of period                       $256,609             $62,786
                                                               ========            ========


*Restated

              VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2001 AND 2000


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

         In connection with the Visual Entertainment Exchange Transaction, Visual Entertainment entered into redemption agreements with all of its shareholders, but one, and repurchased their shares through the issuance of notes payable totaling $549,995, a portion of which notes in the amount of $369,995 were convertible by the Company into its common stock.
         The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes in the Company's Form 10-KSB dated May 23, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2001.

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

         3.  GOING CONCERN   CHANGE IN CONTROL AND 2001 CAPITAL
         TRANSACTIONS

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

         4. DISTRIBUTION AND SETTLEMENT AGREEMENT

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

         Additionally, in connection with the settlement agreement, the Company purchased existing inventory in March 2001 for $209,778. To fund this purchase, the Company entered into a note payable with a bank. The note is at 8.5% interest and is payable in 90 days.

         5.  COMMITMENTS AND CONTINGENCIES

         Legal

         Legal proceedings have been filed with the District Court of Texas by a former officer and stockholder of Visual Entertainment against the Company in which the plaintiff is claiming damages from a default in payment of a promissory note. The note, which was issued as of December 13, 1999, was initially payable in 24 consecutive monthly installments of $7,500 each, with the first installment due on April 30, 2000. The Company filed an answer and discovery, and the Company believes a settlement has been reached. This settlement is reflected in the Company's financial statements as of December 31, 2000.

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

         Legal proceedings have been threatened by a certain production company against the Company in which the plaintiff is seeking damages of non-payment of an $800,000 promissory note plus other costs incurred by the plaintiff on behalf of the Company. The Company has reached a settlement for payment in the amount of $1,700,000 payable in four installments, the first in the amount of $200,000 due upon the execution of such settlement agreement dated April 26, 2001, the second in the amount of $750,000 payable on or before May 4, 2001, the third in the amount of $500,000 payable on or before May 18, 2001 and the final payment in the amount of $250,000 payable June 15, 2001. In consideration for the $1,700,000 the plaintiff assumes a third party liability of approximately $636,000, which will be paid from the proceeds of the $1,700,000. As of the date of this report, the Company has made each of the two installments payments due April 26, 2001 and May 4, 2001.

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

         6.  STOCKHOLDERS' EQUITY (DEFICIT)

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

     On August 7, 2000, our wholly owned subsidiary, American Uranium, Inc., merged into Visual Bible, Inc., a Florida corporation (the "Merger"). Prior to the Merger, we had limited operations and were looking to consummate a business combination with another company which had operations. As a result of the Merger, Visual Bible, Inc., the Florida corporation, became our wholly owned subsidiary, and the shareholders of the Florida corporation received 51% of our outstanding common stock. On August 7, 2000, we changed our name from American Uranium, Inc. to Visual Bible International, Inc. For accounting purposes, the Merger was treated as Visual Bible, Inc. acquiring American Uranium, Inc., and hence for this Management's Discussion section and accounting purposes, references to "us" and "we" refer to the operations of Visual Bible.

     Our primary strengths are our exclusive intellectual property rights to the visual representation of the most popular versions of the Bible and our sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations. We have received exclusive licenses for the film rights for the word-for-word film productions of the Good News, New International Version, Contemporary English Version Holman Christian Standard Version of the Bible.

     We believe that we face no direct competitors for our core product, The Visual Bible . Because of the intellectual property rights discussed above, we believe we have protected our position as the world's only word-for-word visual Bible.

     We intend to leverage our intellectual property rights in faith-based, audio-visual products by building a global distribution system. Past distribution of products have been primarily focused on the traditional Christian marketplace. We believe that the opportunity now exists to take The Visual Bible into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where the sales potential is enormous.

     At present, we have entered into distribution agreements with three major distributors, Stewart House Publishing, Inc., Thomas Nelson, Inc. and the Columbia House Company. Stewart House will distribute our products to the general or mass market in the United States and Canada. Thomas Nelson has the exclusive license to distribute videos through the Christian Booksellers Association and the church markets. Columbia House is our distributor to the direct response market and is expected to to include our products in mailings that reach approximately 5 million households. In addition to these North American distributors, we are continuing to pursue strategic relationships with the United Bible Societies that would allow mass distribution on a global basis.

Results of Operations

     Net sales for the first three months of 2001 totaled $168,000 compared to $914,000 for 2000. During the first quarter of 2001, we changed distributors and negotiated agreements with two manufacturers. As a result of these changes a limited amount of product was sold for the three months ended March 31, 2001. Gross profit is higher in the first quarter of 2001 compared to 2000, primarily as a result of one of the new distribution agreements that provides for royalty payments versus payments relating to gross sales.

     Selling, general and administrative expenses are higher in the first quarter of 2001 compared to 2000 resulting from continued costs relating to the reorganization and transition of the Company to Nashville, Tennessee. Many of these costs will continue for the remainder of the year.

Liquidity and Capital Resources

     At March 31, 2001, we had $257,000 in cash and cash equivalents and a working capital deficit of $3,230,000. The primary sources of liquidity to meet our obligations during the three months ended March 31, 2001 were provided by loans from related parties totaling $900,000, which are more fully discussed in Note 3 to the financial statements.

     Net cash used in operating activities was $17,000 for the first three months of 2001. Inventories increased by $608,000 for the quarter and were financed by a note payable to a bank of $210,000 and an increase in accounts payable. Deferred revenues increased at March 31, 2001, principally due to additional advances received totaling $200,000 from a distributor offset by royalty income on product sales.

     For the remainder of fiscal 2001, we anticipate cash needs of approximately $16 million, consisting of $2 million for operations, $8 million relating to reductions in accounts and notes payable, and $6 million to complete the production of the book of Mark. We expect these cash needs to be funded by the sales of our existing product through our distributor network, and by the sale of our common stock through private placements. Additionally, to fund the completion of the production of Mark, we are pursuing investments from entities and foundations that are interested in receiving rights to royalties associated with the sale of the video and/or broadcast and theatrical rights.

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not Applicable

     ITEM 5.   OTHER EVENTS. Not Applicable

     ITEM 6.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


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

3.3     Articles of Incorporation of American Uranium
        Reincorporation, Inc. (2)

3.4     Bylaws of American Uranium Reincorporation, Inc. (2)

3.5     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. (3)

3.6     Bylaws of Visual International, Inc. (3)

3.7.    Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated April 3, 2001
        (4)

10.1    Agreement with Stewart House Publishing, Inc. (4)

10.2    Agreement with Thomas Nelson, Inc.(4)

10.3    Agreement with Columbia House, Inc. (4)



(1) Previously filed with Form 10 of the Company dated May 19, 1999 and incorporated herein by reference.

(2) Previously filed with Schedule 14-A on June 2, 2000 and incorporated herein by reference.

(3) Previously filed with Form 8-K on August 16, 2000 and incorporated herein by reference.

(4) Previously filed with Form 10-KSB on May 23, 2001 and incorporated herein by reference.

     (b)  Reports on Form 8-K. None.

                              SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/24/01                     By: /s/ Daniel W. Johnson
                                   Daniel W. Johnson, President


Date: 05/24/01                     By: /s/ James G. Petway, Jr.
                                   James G. Petway, Jr., Principal
                                   Financial Officer