Form 10QSB
period 2001-06-30
VISUAL BIBLE INTERNATIONAL INC
filed 2001-08-24
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 2001

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

     (State or Other                        (IRS Employer
 Jurisdiction of Incorporation)          Identification Number)

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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 17, 2001, there were 68,369,356 shares of the Registrant's
$.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

(a)    Consolidated Balance Sheets as of June 30, 2001 and                     1
December 31, 2000

(b)    Consolidated Statements of Operations for the six month periods ended   2
6/30/01 and 6/30/00

(c)    Consolidated Statements of Cash Flows for the three month periods       3
ended 6/30/01 and 6/30/00

(d)    Notes to Financial Statements                                           4

Item 2.        Management's Discussion and Analysis or Plan of Operation.

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.

Item 2.        Changes in Securities.

Item 3.        Defaults on Senior Securities.

Item 4.        Submission of Matters to a Vote of Security Holders.

Item 5.        Other Events.

Item 6.        Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.        FINANCIAL STATEMENTS.


(a)    Consolidated Balance Sheets as of June 30, 2001 and December
       31, 2000


VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                               (unaudited)         (audited)

                                                                June 30,         December 31,

ASSETS                                                            2001              2000 *
___________________________________________________________ _________________ ________________

Current Assets:

   Cash and cash equivalents                                      $103,657             $63,445
   Accounts receivable, net                                         37,179              10,655
   Inventories                                                   1,309,125              29,391
   Prepaids and other current assets                                56,586              65,774
                                                            ----------------- ----------------
        Total Current Assets                                     1,506,547             169,265

Film Costs                                                               0           2,784,353

Property and Equipment, Net of Accumulated
  Depreciation                                                      17,500              21,000

Intangible Assets, Net of Accumulated
  Amortization                                                   1,272,494           1,414,494

Other Assets                                                        70,150              73,303

                                                            ----------------- ----------------
        Total Assets                                            $2,866,691          $4,462,415
                                                            ================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
___________________________________________________________

Current Liabilities:

  Current portion of notes payable                              $1,307,158          $1,324,175
   Accounts payable and accrued expenses                         4,928,649           3,202,025
   Deferred revenue                                                475,879             600,000
   Due to related parties                                        4,175,996           3,482,230
                                                            ----------------- ----------------
        Total Current Liabilities                               10,887,682           8,608,430

Long-term portion of notes payable                               0                     250,000
                                                            ----------------- ----------------

        Total Liabilities                                       10,887,682           8,858,430
                                                            ----------------- ----------------

Commitments and Contingencies

Stockholders' Equity (Deficit):

   Preferred stock, class B, $.01 par value:

     10,000 authorized, issued and outstanding for 1999                                -
     25,000,000 authorized $.001 par value, -0- issued
     or outstanding for 2000                                        0                  -
   Common stock, 75,000,000 authorized $.001 par
     value, 68,369,356 and 11,720,854 issued and out-
     standing at June 30, 2001 and December 31, 2000
   Additional paid-in capital                                   24,406,955           9,105,885
   Receivables from stockholders                                 (417,060)           (417,060)
   Retained earnings (deficit)                                (32,079,030)        (13,096,561)
                                                            ----------------- ----------------
        Total Stockholders' Equity (Deficit)                   (8,089,135)         (4,407,736)
                                                             ----------------- ----------------

        Total Liabilities and Stockholders' Equity              $2,798,547          $4,450,694
        (Deficit)
                                                            ================= ================

*Restated

____________________

 The accompanying notes are an integral part of these consolidated financial statements.




(b) Consolidated Statements of Operations for the six month periods ended 6/30/01 and 6/30/00




VISUAL BIBLE INTERNATIONAL, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                    (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                    For the Three  For the Three   For the Six   For the Six
                                    Months Ended   Months Ended    Months Ended  Months Ended
                                    June 30, 2001  June 30, 2000*  June 30, 2001 June 30, 2000*
                                   ______________  ______________  _____________ _____________

Sales:

   Royalty income                        $201,528            $679       $314,121          $679
   Product sales                          165,597         566,641        221,269     1,480,991
                                    -------------  --------------  -------------- ------------
      Total Sales                         367,125         567,320        535,390     1,481,670

Cost of Goods Sold                         12,396         242,070         20,384       595,915
                                    -------------  --------------  -------------- ------------
Gross Profit                              354,729         325,250        515,006       885,755
                                    -------------  --------------  -------------- ------------
Costs and Expenses:

   Stock issuance charge               13,057,500               0     13,057,500             0
   Write off production costs           3,354,458               0      3,515,295             0
   Selling, general and
   administrative                       1,981,831       2,454,955      2,924,680     3,260,403
                                    -------------  --------------  -------------- ------------
                                       18,393,789       2,454,955     19,497,475     3,260,403
                                    -------------  --------------  -------------- ------------

Net Income (Loss) from Operations
  before Income Taxes                (18,039,060)     (2,129,705)   (18,982,469)   (2,374,648)

Other income (expense)                          0        (28,740)              0      (35,431)

Loss from discontinued operations               0        (64,867)              0      (64,867)

Net loss before income taxes         (18,039,060)     (2,223,312)   (18,982,469)   (2,474,946)
                                    -------------  --------------  -------------- ------------
Provision (Credit) for Income Taxes             0        (16,802)              0      (87,529)
                                    -------------  --------------  -------------- ------------
Net Income (Loss)                   $(18,039,060)    $(2,206,510)  $(18,982,469)  $(2,387,417)
                                    =============  ==============  ============== ============

Income (Loss) per Share:

   Basic and diluted income (loss)
   per share                             $(1.06)         $(0.20)        $(1.32)       $(0.22)
                                    =============  ==============  ============== ============
Basic and diluted common shares
outstanding                           16,994,631      10,904,131     14,385,149    10,904,131
                                    =============  ==============  ============== ============

*Restated
____________________

The accompanying notes are an integral part of these consolidated financial statements.




(c) Consolidated Statements of Cash Flows for the three month periods ended 6/30/01 and 6/30/00


VISUAL BIBLE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  For the Six Months
                                                                  Ended June 30,

                                                            2001                       2000 *
                                                            ----                       ----
                                                         (Unaudited)                Unaudited)


Cash Flows from Operating Activities:

   Net  income (loss)                                  $(18,982,469)              $(2,387,417)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
        Loss from discontinued operations                          0                    64,867
        Depreciation and amortization                        145,500                   185,706
        Deferred income taxes                                      0                  (70,727)
        Write down of film cost to net realizable value    2,784,353                         0
        Write down of inventory                              350,000                         0
        Issuance of common stock                          13,057,500                         0

   Change in operating assets and liabilities:

      Accounts receivable                                    (26,524)                  659,319
      Inventories                                         (1,629,734)                        0
      Due to/from affiliate                                 2,708,266                  344,530
      Film cost                                                     0                  (60,708)
      Prepaid expenses and other current assets                 9,188                  (75,344)
      Accounts payable and accrued liabilities              1,727,117                 (442,942)
      Deferred revenues                                     (124,121)                        0
     Other assets                                               3,153                        0
                                                        -------------              -----------
          Net cash (used in) provided by
            operating activities                               22,229               (1,782,716)
                                                        -------------              -----------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                            0                 (167,480)
                                                        -------------              -----------
          Net cash used in investing
            activities                                              0                 (167,480)
                                                        -------------              -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                     285,000                        0
   Payment of notes payable                                 (976,795)                  (65,266)
   Receivables from stockholders                                    0                1,997,107
   Proceeds from note payable financing                       709,778                        0
                                                        -------------              -----------
          Net cash provided by (used in) financing
            activities                                         17,983                1,931,841
                                                        -------------              -----------
Net (Decrease) Increase in Cash                                40,212                  (18,355)


Cash and cash equivalents, beginning of year                   63,445                   75,345
                                                        -------------              -----------
Cash and cash equivalents, end of year                       $103,657                  $56,990
                                                        =============              ===========

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year                               $5,132                       $0
                                                        =============              ===========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
     Net assets acquired in reverse merger                        $0                   $37,264
                                                        =============              ===========

     Convertible notes payable issued for capital stock
       repurchases                                                $0               $   549,996
                                                        =============              ===========

     Common stock issued on conversion of promissory
       note                                               $2,014,500                        $0
                                                        =============              ===========

*Restated

____________________

The accompanying notes are an integral part of these consolidated financial statements.




(d)    Notes to Financial Statements



          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000


         1.  THE COMPANY

         Visual Bible International, Inc. ("Visual Bible
         International" or "the Company") is a global faith-based media company that owns, through certain license agreements, the exclusive visual and digital rights to the most popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts.

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

         3.  GOING CONCERN   CHANGE IN CONTROL AND 2001
         CAPITAL TRANSACTIONS

         The Company was not able to conclude the financing to complete the production of the book of Mark and therefore indefinitely suspended the production during June. Accordingly, approximately
         $3,500,000 was written-off associated with this production during the quarter. In anticipation of the Company having the ability to complete the production financing, it has utilized substantially all of its working capital to finance production activities and, in addition, incurred substantial additional liabilities. The
         Company, in a seriously deficient cash position, has defaulted on the payment of certain of its obligations.

         Certain shareholders owning 6,375,000 shares of the Company's common stock after giving effect to the Combination are parties to a shareholder voting agreement (the "Voting Agreement"). On
         April 4, 2001, pursuant to an Irrevocable
         Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the
         "Assignment"), John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd., a British Virgin Islands
         Corporation ("Pan Zone"). As a result of the Assignment, Pan Zone controls approximately forty-nine percent (49%) of the Company's issued and outstanding common stock and possesses significant influence over the Company, giving Pan
         Zone the ability, among other things, to elect a majority of the Board of Directors and approve significant corporate transactions

         Pursuant to a resolution of the Board of Directors dated March 21, 2001, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 8,250,000 shares of the Company's common stock (the "Initial Pan Zone Loan
         Shares") to Pan Zone in consideration of the agreement by Pan Zone to extend the payment date to April 2, 2002 and to reduce the interest rate to six percent (6%) in connection with a note of $250,000 and loans and advances totaling approximately $550,000 from Pan Zone to the Company (the "Initial Pan Zone Loan"), payment of which was past due. Likewise, as a part of such resolution the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 25,000,000 shares of the Company's common stock (the "Second Pan Zone Loan
         Shares") to Pan Zone in consideration of the agreement by Pan Zone to loan the Company the sum of not less than $500,000 nor more than $2,500,000
         (the "Second Pan Zone Loan"), which Second Pan
         Zone Loan will bear interest at six (6%) per annum on the amounts outstanding from time to time and will be due on April 1, 2002. As of June 30,
         2001, Pan Zone has loaned over $3,500,000 to the Company and the Company issued 33,250,000 shares of the Company's common stock to Pan Zone effective June 19, 2001.

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

         Prior to any of the foregoing described actions, Pan Zone owned 500,000 shares of the Company's common stock. As of June 30, 2001, the Company has 68,369,356 shares outstanding, and Pan Zone owns and/or controls 33,750,000 (approximately
         49%) of such shares. As a result, Pan Zone possesses significant influence over the Company, and Pan Zone has the ability, among other things, to elect the Board of Directors and approve significant corporate transactions. Such control may also have the effect of delaying or preventing any further change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's common stock.

         As a result of the Company's ability to revise the Initial Pan Zone Loan and to conclude the Second
         Pan Zone Loan, the Company has initially stabilized their operations; however, additional capital is required to pay and/or bring current all of their outstanding obligations. Management does anticipate proceeds from sales advances related to a new distributor, but the timing and ultimate ability to secure this agreement cannot be defined nor assured. The Company is also currently seeking capital to satisfy current obligations, for working capital and to enable them to begin a new production of a book of the Bible.. The Company has identified potential sources of this funding, but at the present time no commitments have been finalized.

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
         this purchase, the Company entered into a note payable with a bank. The note is at 8.50% interest and is due on September 18, 2001. The outstanding balance of this loan at June 30, 2001 is $194,658.

         5.  COMMITMENTS AND CONTINGENCIES

         Legal

         Legal proceedings have been threatened by a certain production company against the Company in which the plaintiff is seeking damages of non-payment of an $800,000 promissory note plus other costs incurred by the plaintiff on behalf of the Company. The Company has reached a settlement for payment in the amount of $1,700,000 payable in four installments, the first in the amount of $200,000 due upon the execution of such settlement agreement dated April 26, 2001, the second in the amount of $750,000 payable on or before May 4, 2001, the third in the amount of $500,000 payable on or before May 18, 2001 and the final payment in the amount of $250,000 payable June 15, 2001. In consideration for the $1,700,000 the plaintiff assumes a third party liability of approximately
         $636,000, which will be paid from the proceeds of the $1,700,000. As of the date of this report, the Company has made payments totaling $1,210,000.

         Legal proceedings have been filed with the U.S.
         District Court of Texas, the U.S. District Court of California and Fovarosi Court in Hungary by the Company, its subsidiaries and a related affiliate against several related productions entities in which the Company seeks damages for infringements of certain product distribution rights within Canada, U.S. and Europe. The Company believes a compromise and settlement has been reached with all parties as of February 14, 2001. As such the defendant agrees to transfer and relinquish to the Company all rights and privileges of distribution held by the defendant in the U.S. and Canada as set forth in a license agreement dated December
         22, 1999, in exchange for which the Company agrees to pay the sum of $13,000 per month for a period of twenty-nine years commencing March 1, 2001 and ending February 1, 2030. In addition, the defendant agrees to transfer all rights and privileges of distribution held by the defendant in Europe as set forth in a license agreement dated February 10, 2000, in exchange for which the Company agrees to pay 5% of the gross wholesale price which the Company charges its European distributor(s) for all related products sold between March 1, 2001 and December 1, 2029. In the event of a breach of these settlement conditions by the Company, the ownership of these rights and privileges are to be determined by an appropriate court. As further settlement, the parties agreed to and have entered into certain other distribution agreements for new products in which the Company has agreed to pay the sum of $12,000 per month beginning March 1, 2001 and continuing monthly thereafter on or before the 1st day of each month until such time the Company has fulfilled its minimum purchase requirement of $9,000,000. In addition, the Company agrees to purchase 200,000 DVD units of "Matthew" production at a per unit price of $8.00. The units are required to be purchased over a period commencing
         March 10, 2001 through February 2002, with various purchase and payment terms. Under the distribution agreement the Company will purchase
         170,000 units and 30,000 units during each of the years ended December 31, 2001 and 2002, respectively. In consideration for this compromise and settlement the Company agrees to reimburse the defendant parties for legal fees and costs incurred by them in connection with this legal proceeding up to and limited to $180,000 and that such reimbursement shall be paid in twelve equal monthly installment of $15,000 each commencing March 1, 2001. As of June 30, 2001, the Company had complied with all provisions and payments of the previously mentioned settlement agreement. On June 27, 2001, the defendant filed a counter claim against the Company related to old legal proceedings and accordingly, all payments to the defendant have been suspended beginning in July until such time as resolution can be reached on this matter.

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

         During the third quarter of the 2000 fiscal year, the Company issued 300,000 shares of common stock to four Non-U.S. Person purchasers thereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated there under for net aggregate consideration of approximately $2,850,000 after aggregate placement fees of approximately $150,000 ("Offering One").
         The Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares.

         Also, during the third quarter of 2000 fiscal year, the Company commenced an offering of up to 750,000 shares of their common stock to Non-U.S.
         Persons ("Offering Two") without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated there under. During September and October 2000, in connection with Offering Two, the Company issued
         364,750 shares of common stock for net aggregate consideration of approximately $4,733,705 after placement fees of approximately $372,795. The
         Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares.

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

         On June 19, 2001, pursuant to a resolution dated
         March 21, 2001, the Company issued 380,000 shares of its common stock in settlement of amounts due from the Company to Anthony Maniaci, Trustee. The
         Company recorded an expense totaling $95,000 related to the fair value of the shares issued.

         On June 19, 2001, pursuant to a resolution dated
         March 21, 2001, the Company issued 8,250,000 shares of its common stock in consideration of a loan extension and a reduction of interest rate on past due loans and advances of approximately
         $825,000 outstanding from the Company to Pan Zone as of December 31, 2000. The Company recorded an expense totaling $2,062,500 related to the fair value of the shares issued.

         On June 19, 2001, pursuant to a resolution dated
         March 21, 2001, the Company issued 25,000,000 shares of its common stock for additional loans extended by Pan Zone in excess of $2,500,000. The
         Company recorded an expense totaling $6,250,000 related to the fair value of the shares issued.

         On June 28, 2001, pursuant to a resolution dated
         June 27, 2001, the Company sold 1,200,000 shares of its common stock to third parties for an aggregate consideration of $300,000. Placement fees of $15,000 were paid in connection with this sale.

         On June 28, 2001, pursuant to a resolution dated
         June 27, 2001, the Company issued 3,000,000 shares of its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Paul Wong in the amount of $500,000 and funds were received in July. The
         Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

         On June 28, 2001, pursuant to a resolution dated
         June 27, 2001, the Company issued 3,000,000 shares of its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Cerro Capital Alliance in the amount of $500,000. The Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

         On June 28, 2001, pursuant to a resolution dated
         June 27, 2001, the Company issued 12,600,000 shares of its common stock to certain of its employees and consultants in consideration of past and future services. The Company recorded an expense totaling $3,150,000 related to the fair value of the shares issued.

         On June 28, 2001, pursuant to a resolution dated
         June 27, 2001, the Company issued 2,500,000 shares of its common stock to John Hamilton in settlement of disputed amounts owed him by the Company in excess of $2,000,000.




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

                We are a global, faith-based media company that has secured the exclusive visual and digital rights to the most popular versions of the Bible.
         We have produced and successfully released the word-for-word books of Matthew and Acts.

                On August 7, 2000, we completed a stock
         exchange transaction (the "Exchange Transaction") with Visual Bible, Inc., a Florida corporation
         ("Visual Bible"), the result of which made Visual
         Bible our wholly owned subsidiary and gave the stockholders of Visual Bible controlling interest in us. Also on August 7, 2000 we changed our name to Visual Bible International, Inc. Prior to the
         Exchange Transaction, we had limited operations and were looking to consummate a business combination with another company which had operations. For accounting purposes, the Exchange
         Transaction was treated as Visual Bible acquiring us, and hence for accounting purposes was treated as a reverse merger. For this Management's
         Discussion section, references to "us" and "we" refer to the operations of Visual Bible.

                Our primary strengths are our exclusive
         intellectual property rights to the visual representation of the most popular versions of the Bible and our sales and distribution networks. The
         Bible remains the largest selling book of all time and Bible sales are driven by Bible translations.
         We have received exclusive licenses for the film rights for the word-for-word film productions of the Good News Translation, New International
         Version, Contemporary English Version, and Holman
         Christian Standard Version of the Bible.

                We believe that we face no direct
         competitors for our core product, The Visual
         Bible. Because of the intellectual property rights discussed above, we believe we have protected our position as the world's only word-for-word visual
         Bible.

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

                At present, we have entered into
         distribution agreements with two major
         distributors, Thomas Nelson, Inc. and the Columbia
         House Company. Thomas Nelson has the exclusive license to distribute videos through the Christian
         Booksellers Association and the church markets, and negotiations are underway with Thomas Nelson to broaden the scope of our distribution agreement. Columbia House is our distributor to the direct response market and is expected to include our products in mailings that reach approximately 5 million households. During the second quarter of 2000, we mutually agreed with Stewart House Publishing, Inc. to conclude our distribution agreement. Stewart House had previously distributed our products to the general or mass market in the United States and Canada. To date, we have not executed a formal termination agreement with Stewart House; however, we are confident that we will finalize our negotiations in the near future. In addition to these North
         American distributors, we are continuing to pursue strategic relationships with the United Bible
         Societies that would allow mass distribution on a global basis.

         Results of Operations

                Because of two new distribution agreements executed during the first quarter of 2001, comparisons between the three months and six months ended June 30 of 2001 and 2000 are difficult to analyze. For example, the new distribution agreements provide for royalty payments and thereby have no associated cost of goods sold. In prior years, sales were recorded on a gross basis in accordance with the distribution agreements in place at the time. We believe the gross profit balances provide the best measure for comparative purposes for all periods presented.
         Gross profit is higher in the second quarter of 2001 compared to the first quarter due to several shipments of inventory that were late in arriving to one of our distributors and were recorded as sales when shipped to retailers during April.
         Gross profit is lower for the six months ended
         2001 compared to the same period in 2000 due to changes in distributors and manufacturers that occurred during the first quarter of 2001. Over time, these new distributors should increase sales of product compared to similar periods in prior years.

                During June, 2001, the Company indefinitely suspended the production of the book of Mark.
         Because of the uncertainties involved in the ultimate completion of this production utilizing the same actors and the existing footage, it was determined to write-off the remaining costs previously capitalized, including some additional costs incurred during the quarter.

                On June 19 and June 28, the Company issued
         55,930,000 shares of its common stock. In connection with those transactions the Company recorded an expense totaling $13,057,500 associated with the fair value of its common stock at the date of issuance.

                Selling, general, and administrative
         expenses did not vary significantly for the three months and the six months ended June 30, 2001 compared to the same periods in 2000; however, the purposes of the expenditures were vastly different for both years. For the six months ended June 30, 2001, a significant portion of the costs incurred by the Company related to the reorganization, transition, and move of the Company to Nashville, Tennessee. During the same period in 2000, the Company was in a state of growth and was gearing up to begin the production of the book of Mark. As evidence of these two different stages of operation is the number of personnel. At June 30, 2001, we had less than ten (10) employees; while at June 30, 2000, there were more than twenty (20) employees and consultants.

         Liquidity and Capital Resources

                At June 30, 2001, we had $104,000 in cash and cash equivalents and a working capital deficit of $9,381,000. The primary sources of liquidity to meet our obligations during the six months ended June 30, 2001 were provided by loans from related parties totaling over $2,700,000, which are more fully discussed in Note 3 to the financial statements.

                Net cash provided by operating activities was $22,000 for the first six months of 2001.
         Inventories increased by a gross amount of $1,630,000 during the first two quarters and were financed principally by the manufacturers of the products, which is reflected by the increase in accounts payable of $1,727,000. Deferred revenue decreased by $124,000 relating to royalty income on product sales.

                For the remainder of fiscal 2001, we
         anticipate cash needs of approximately $12.5 million, consisting of $1.5 million for operations, $6 million relating to reductions in accounts and notes payable, and $5 million to begin production on a new book of the Bible. We expect these cash needs to be funded by the sales of our existing product through our distributor network, and by the sale of our common stock through private placements. Additionally, to fund a new production of the Bible, we are pursuing investments from entities and foundations that are interested in receiving rights to royalties associated with the sale of the video and/or broadcast and theatrical rights.


         PART II.  OTHER INFORMATION

                ITEM 1.        LEGAL PROCEEDINGS.

                        As previously reported in our Form
                        10KSB for the year ended December
                        31, 2000, we instituted legal
                        proceedings in the U.S. District
                        Court of Texas (the "Texas
                        Matter"), the U.S. District Court
                        of the Central District of
                        California under case number SACV
                        0076 (AHS)(the "California Matter")
                        and Fovarosi Court in Hungary (the
                        "Hungary Matter") against GNN
                        International Corporation, Attila
                        Balla and Visual Bible LLC (the
                        "Defendants") where we sought,
                        among other things, damages for
                        copyright infringement and
                        injunctive relief in connection
                        with our products.  We believed
                        that a compromise and settlement
                        agreement had been reached with the
                        Defendants as to all matters as of
                        February 14, 2001.  On June 27,
                        2001 Defendants repudiated the
                        settlement agreement, and in
                        connection with the California
                        Matter filed an answer and a
                        counterclaim for copyright
                        infringement, injunctive relief,
                        interference with contractual
                        relations, interference with
                        prospective economic advantage and
                        declaratory relief.  On July 30,
                        2001, in response to the answer and
                        counterclaim filed by Defendants we
                        filed a reply and counter and cross
                        claims against the Defendant
                        seeking, among other things,
                        copyright infringement, declaratory
                        judgment, trade libel, slander of
                        title, unfair business practices,
                        intentional interference with
                        prospective economic advantage,
                        negligent interference with
                        prospective economic advantage and
                        interference with contract.

                        On June 14, 2001, legal proceedings
                        were filed in the Chancery Court of
                        Williamson County, Tennessee by
                        MediaEdge, Inc. against us.  In
                        connection with such matter, the
                        plaintiff makes a demand in the
                        amount of $61,893.38 plus interest
                        and costs.  We believe that we have
                        reasonable defenses to such
                        proceedings, and we hope to
                        negotiate a settlement with the
                        plaintiff so that we can avoid
                        further costs and expenses
                        associated with the proceeding.

                        On June 25, 2001, legal proceedings
                        were filed in the Circuit Court for
                        Davidson County, Tennessee at
                        Nashville by Naomi Strasser d/b/a
                        Aerial Publicity & Promotion
                        against us.  In connection with
                        such matter, the plaintiff makes a
                        demand to enforce a judgement
                        obtained by Plaintiff in the
                        Ontario (Canada) Superior Court of
                        Justice on March 13, 2001 in the
                        amount of Cdn$89,296.60.  We
                        believe that we have reasonable
                        defenses to such  proceedings, but
                        we hope to negotiate a settlement
                        with the plaintiff so that we can
                        avoid further costs and expenses
                        associated with the proceeding.

                        On July 16, 2001, legal proceedings
                        were filed in the Supreme Court of
                        the State of New York by Warren
                        Zenna against us.  In connection
                        with such matter, the plaintiff
                        makes a demand for damages of
                        $39,088.31 plus interest and costs.
                         We believe that plaintiffs demands
                        are without merit and that we have
                        defenses to such demands, and we
                        expect to defend such proceedings.

                ITEM 2.        CHANGES IN SECURITIES.


                a).  Not Applicable.

                b).  Not Applicable.

                c).

                        On June 19, 2001 pursuant to a
                        resolution dated March 21, 2001, we
                        issued 8,250,000 shares of our
                        common stock without registration
                        under the Securities Act of 1933,
                        as amended (the "Act") in reliance
                        upon the exemption provided by
                        section 4(2) thereunder in
                        consideration of a loan extension
                        and a reduction of interest rate on
                        past due loans and advances
                        outstanding from us to Pan Zone Co.
                        Ltd. as of December 31, 2000 in the
                        amount of $825,000.

                        On June 19, 2001 pursuant to a
                        resolution dated March 21, 2001, we
                        issued 25,000,000 shares of our
                        common stock without registration
                        under the Act in reliance upon the
                        exemption provided by section 4(2)
                        thereunder in consideration of one
                        (1) year three (3%) percent
                        unsecured loans extended by Pan
                        Zone in excess of $3,695,000.

                        On June 19, 2001 pursuant to a
                        resolution dated March 21, 2001, we
                        issued 380,000 shares of our common
                        stock to Anthony Maniaci, Trustee
                        without registration under the Act
                        in reliance upon the exemption
                        provided by section 4(2) thereunder
                        in settlement of amounts that may
                        have been due from us.

                        On June 28, 2001 pursuant to a
                        resolution dated June 27, 2001, we
                        sold 1,200,000 shares of our common
                        stock to  six (6) Non U.S Person
                        purchasers thereof without
                        registration under the Act in
                        reliance upon the exemption
                        provided by Regulation S thereunder
                        for aggregate consideration of
                        $300,000.  We paid aggregate
                        placement fees of approximately
                        $15,000.00 in connection with such
                        sale.

                        On June 28, 2001 pursuant to a
                        resolution dated June 27, 2001, we
                        issued 3,000,000 shares of our
                        common stock without registration
                        under the Act in reliance upon the
                        exemption provided by section 4(2)
                        thereunder in consideration of a
                        one (1)year three percent (3%)
                        unsecured loan extended by Paul
                        Wong to us in the amount of $500,000.

                        On June 28, 2001 pursuant to a
                        resolution dated June 27, 2001, we
                        issued 3,000,000 shares of our
                        common stock without registration
                        under the Act in reliance upon the
                        exemption provided by section 4(2)
                        thereunder in consideration of a
                        one (1) year three percent (3%)
                        unsecured loan extended by Cerro
                        Capital Alliance to us in the
                        amount of $500,000.

                        On June 28, 2001 pursuant to a
                        resolution dated June 27, 2001, we
                        issued 12,600,000 shares of our
                        common stock without registration
                        under the Act in reliance upon the
                        exemption provided by section 4(2)
                        thereunder to nine (9)of our
                        employees and consultants in
                        consideration of past performance
                        and in order to retain the services
                        of such parties for the future.

                        On June 28, 2001 pursuant to a
                        resolution dated June 27, 2001, we
                        issued 2,500,000 shares of our
                        common stock to John Hamilton
                        without registration under the Act
                        in reliance upon the exemption
                        provided by section 4(2) thereunder
                        in settlement of disputed amounts
                        in excess of $2,100,000 claimed by
                        John Hamilton as due from us.

                Each of the parties to whom securities were issued in connection foregoing, made an informed investment decision based upon negotiation with the with us and was provided with access to material information regarding us, and in certain cases, were non U.S. Persons. We believe that all parties that acquired our securities in connection with the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the requirements of the Act.

                d).  Not Applicable.

                ITEM 3.        DEFAULTS UPON SENIOR
                               SECURITIES.  Not Applicable.

                ITEM 4.        SUBMISSION OF MATTERS TO A
                               VOTE OF SECURITY HOLDERS.
                               Not Applicable

                ITEM 5.        OTHER INFORMATION. Not
                               Applicable

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

                      DESCRIPTION
         EXHIBIT NO.

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

                (b)     Reports on Form 8-K. On April 12,
                        2001 we filed a report on Form 8-K
                        reporting on items 1 and 5.


                                  SIGNATURES


                      In accordance with the requirements
         of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VISUAL BIBLE INTERNATIONAL, INC.



         Date: 08/24/01              By:/s/Doug J. McKenzie
                                     Doug J. McKenzie, Chief Executive Officer


         Date: 08/24/01              By:/s/ James G. Petway, Jr.
                                     James G. Petway, Jr., Principal Financial
                                     Officer