Form 10QSB
period 2001-09-30
VISUAL BIBLE INTERNATIONAL INC
filed 2001-11-15
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2001, there were 22,935,758 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000

(b) Consolidated Statements of Operations for the nine month periods ended 9/30/01 and 9/30/00

(c) Consolidated Statements of Cash Flows for the nine month periods ended 9/30/01 and 9/30/00

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000


VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                        (unaudited)  (audited)
                                         Sept. 30,  December 31,

ASSETS                                     2001        2000 *
_______________________________________ ___________ _____________



Current Assets:
   Cash and cash equivalents                $17,860       $63,445
   Accounts receivable, net                 215,897        10,655
   Inventories                              976,509        29,391
   Prepaids and other current assets        129,947        65,774
                                          ---------     ---------
        Total Current Assets              1,340,212       169,265

Film Costs                                        0     2,784,353
Property and Equipment, Net of
Accumulated Depreciation                     15,750        21,000
Intangible Assets, Net of Accumulated
  Amortization                            1,201,494     1,414,494
Other Assets                                 31,886        73,303
                                          ---------     ---------
        Total Assets                     $2,589,342    $4,462,415
                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
_______________________________________

Current Liabilities:

  Current portion of notes payable       $1,735,710    $1,324,175
   Accounts payable and accrued           4,968,215     3,202,025
     expenses
   Deferred revenue                         429,914       600,000
   Due to related parties                 4,511,503     3,482,230
                                          ---------     ---------
        Total Current Liabilities        11,645,343     8,608,430

Long-term portion of notes payable           0            250,000
                                          ---------     ---------
        Total Liabilities                11,645,343     8,858,430
                                          ---------     ---------

Commitments and Contingencies

Stockholders' Equity (Deficit):

   Preferred stock, class B,
    8,333,333 authorized $.001 par
    value,-0- issued or outstanding
    at September 30, 2001
    and December 31, 2000                       -            -
   Common stock, 25,000,000
    authorized $.001 par value,
    22,935,758 and 3,906,951 issued
    and outstanding
    at September 30, 2001 and
    December 31, 2000                        22,936         3,907
   Additional paid-in capital            24,432,600     9,113,699
   Receivables from stockholders           (417,060)     (417,060)
   Retained earnings (deficit)          (33,094,477)  (13,096,561)
                                          ---------     ---------
        Total Stockholders'
           Equity (Deficit)              (9,056,001)   (4,396,015)
                                          ---------     ---------
        Total Liabilities and
Stockholders' Equity (Deficit)           $2,589,342    $4,462,415
                                          =========     =========

*Restated
____________________

The accompanying notes are an integral part of these consolidated financial statements.


(b) Consolidated Statements of Operations for the nine month periods ended 9/30/01 and 9/30/00



VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                           For the Three   For the Three    For the Six      For the Six
                           Months Ended    Months Ended     Months Ended     Months Ended
                           Sept. 30, 2001  Sept. 30, 2000*  Sept. 30, 2001   Sept. 30, 2000*
                           _______________ ________________ ________________ _______________

Sales:
   Royalty income                 $313,594          $31,021         $627,715         $31,700
   Product sales                    49,170          918,899          270,439       2,399,890
                              ------------     ------------     ------------      ----------
      Total Sales                  362,764          949,920          898,154       2,431,590

Cost of Goods Sold                   7,000          428,792           27,384       1,024,706
                              ------------     ------------     ------------      ----------

Gross Profit                       355,764          521,128          870,770       1,406,884
                              ------------     ------------     ------------      ----------

Costs and Expenses:
   Stock issuance charge                 0                0       13,057,500               0
   Write off production costs            0                0        3,515,295               0
   Selling, general and
     administrative              1,371,211        1,985,839        4,295,891       5,227,714
                              ------------     ------------     ------------      ----------
                                 1,371,211        1,985,839       20,868,686       5,227,714
                              ------------     ------------     ------------      ----------

Net Income (Loss) from
  Operations before
  Income Taxes                  (1,015,447)      (1,464,711)     (19,997,916)     (3,820,830)

Other income (expense)                   0          (22,511)               0         (57,828)

Loss from discontinued
  operations                             0          (64,867)               0         (64,867)
                              ------------     ------------     ------------      ----------


Net loss before income taxes    (1,015,447)      (1,552,089)     (19,997,916)     (3,943,525)

Provision (Credit) for
  Income Taxes                           0                0                0         (87,528)
                              ------------     ------------     ------------      ----------


Net Income (Loss)              $(1,015,447)     $(1,552,089)    $(19,997,916)    $(3,855,997)
                              ============     ============     ============      ==========


Income (Loss) per Share:

   Basic and diluted income
    (loss) per share                $ (.04)          $(0.42)         $ (1.85)         $(1.05)
                              ============     ============     ============      ==========

Basic and diluted common
  shares outstanding            22,821,452        3,715,072       10,803,851       3,661,497
                              ============     ============     ============      ==========

*Restated
____________________

The accompanying notes are an integral part of these consolidated financial statements.



(c) Consolidated Statements of Cash Flows for the three month periods ended 9/30/01 and 9/30/00


VISUAL BIBLE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 For the Nine Months Ended
                                                                           Sept. 30,
                                                                     2001           2000*
                                                                     ----           ----

Cash Flows from Operating Activities:
   Net  income (loss)                                          $(19,997,916)      $(3,855,997)
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating
     activities:
       Loss from discontinued operations                                  0            64,867
       Depreciation and amortization                                218,250           291,251
       Deferred income taxes                                              0           (70,727)
       Write down of film cost to net realizable value            2,784,353                 0
       Write down of inventory                                      450,000                 0
       Reserve for note receivable                                  285,513                 0
       Issuance of common stock                                  13,057,500                 0
   Change in operating assets and liabilities:
      Accounts receivable                                          (205,242)         (264,964)
      Inventories                                                (1,397,118)                0
      Due to/from affiliate                                               0           591,498
      Film cost                                                           0        (1,200,568)
      Prepaid expenses and other current assets                     (64,173)       (1,473,900)
      Accounts payable and accrued liabilities                    1,767,120           870,666
      Deferred revenues                                            (170,086)                0
      Other assets                                                   41,417                10
                                                                 ----------         ---------
          Net cash (used in) provided by
            operating activities                                 (3,230,382)       (5,047,864)
                                                                 ----------         ---------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                  0          (225,313)
                                                                 ----------         ---------
          Net cash used in investing
            activities                                                    0          (225,313)
                                                                 ----------         ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                           285,000         6,134,997
   Payment of notes payable                                      (1,297,900)         (217,765)
   Receivables from stockholders                                          0         1,966,568
   Proceeds from note payable financing                           4,197,697                 0
                                                                 ----------         ---------
          Net cash provided by (used in) financing
            activities                                            3,184,797         7,883,800
                                                                 ----------         ---------

Net (Decrease) Increase in Cash                                     (45,585)        2,610,623

Cash and cash equivalents, beginning of year                         63,445            75,345
                                                                 ----------         ---------

Cash and cash equivalents, end of year                              $17,860        $2,685,968
                                                                 ==========         =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year                                     $8,686                $0
                                                                 ==========         =========


Supplemental Disclosure of Noncash Investing and
  Financing Activities:
     Net assets acquired in reverse merger                               $0           $37,264
                                                                 ==========         =========
     Convertible notes payable issued for capital stock
       repurchases                                                       $0          $549,996
                                                                 ==========         =========

     Common stock issued on conversion of promissory note        $1,994,500                $0
                                                                 ==========         =========


*Restated
____________________

The accompanying notes are an integral part of these consolidated financial statements.


(d)    Notes to Financial Statements



          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2001 AND 2000

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

On August 7, 2000, American Uranium, Inc. ("American Uranium") and Visual Bible, Inc. ("Visual Bible") completed a stock exchange transaction (the "Visual Bible Exchange Transaction") pursuant to a stock exchange agreement (the "Visual Bible Exchange Agreement"). Under the terms of the Visual Bible Exchange Agreement one share of American Uranium common stock was issued and exchanged for each one share of common stock of Visual Bible outstanding, thereby giving the stockholders of Visual Bible controlling interest in American Uranium. Also, on August 7, 2000, American Uranium changed its name to Visual Bible International, Inc.

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

On September 11, 2001, pursuant to a corporate resolution of the Board of Directors dated September 10, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on September 25, 2001: (i) each three shares of the Company's $.001 par value common stock issued and outstanding on and as of September 24, 2001 will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from one hundred million shares to thirty-three million three hundred thirty-three thousand three hundred thirty-three shares, of which twenty-five million shares are designated as $.001 par value common shares and eight million three hundred thirty-three thousand three hundred thirty-three shares are designated as $.001 par value preferred shares (the "Combination"). All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split.

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

3.  GOING CONCERN   CHANGE IN CONTROL AND 2001 CAPITAL TRANSACTIONS

The Company was not able to conclude the financing to complete the production of the book of Mark and therefore indefinitely suspended the production during June. Accordingly, approximately $3,500,000 was written-off associated with this production during the second quarter. In anticipation of the Company having the ability to complete the production financing, it has utilized substantially all of its working capital to finance production activities and, in addition, incurred substantial additional liabilities.

Certain shareholders owning 6,375,000 shares of the Company's common stock after giving effect to the Combination are parties to a shareholder voting agreement (the "Voting Agreement"). On April 4, 2001, pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"), John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd., a British Virgin Islands Corporation ("Pan Zone"). As a result of the Assignment, Pan Zone controls approximately forty-nine percent (49%) of the Company's issued and outstanding common stock and possesses significant influence over the Company, giving Pan Zone the ability, among other things, to elect a majority of the Board of Directors and approve significant corporate transactions.

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

As of September 30, 2001, the Company has 22,935,758 shares outstanding, and Pan Zone owns and/or controls 11,250,000 (approximately 49%) of such shares. As a result, Pan Zone possesses significant influence over the Company, and Pan Zone has the ability, among other things, to elect the Board of Directors and approve significant corporate transactions. Such control may also have the effect of delaying or preventing any further change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's common stock.

During the third quarter, the Company expanded its relationship with an existing distributor and, accordingly, began to receive sales advances from that distributor. These sales advances and additional loans received from related parties have served to sustain the Company's basic operations. The Company remains in a seriously deficient cash position and has defaulted on payment on certain of its obligations. The Company is currently seeking capital to satisfy current obligations, for working capital and to enable them to begin a new production of a book of the Bible. The Company has identified potential sources of this funding, but at the present time no commitments have been finalized.


4. DISTRIBUTION AGREEMENT

During September 2001, the Company entered into a new distribution agreement with Thomas Nelson, Inc. This new agreement expanded the distribution rights of Thomas Nelson to include the mass market and general retail outlets in the United States. Also, during the third quarter, the Company mutually agreed with Stewart House Publishing, Inc. to conclude their distribution agreement which previously included the mass market rights in North America.


5.  COMMITMENTS AND CONTINGENCIES

During September 2001, the Company received a notice of an uncured material breach of a sales agency agreement. This agreement between Vivatoon (Fingles) Ltd., Treehouse Production Limited and Visual Entertainment, related to a children's animated series production. The notice of breach claims monetary damages of $881,308.
Management of the Company is currently working on a plan of action regarding the resolution of this matter, and, accordingly, no liability has been recorded at September 30, 2001.


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

On September 11, 2001, pursuant to a corporate resolution of the board of directors dated September 10, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on September 25, 2001: (i) each three shares of the Company's $.001 par value common stock issued and outstanding on and as of September 24, 2001, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from one hundred million shares to thirty-three million three hundred thirty-three thousand three hundred thirty-three shares, of which twenty-five million shares are designated as $.001 par value common shares and eight million three hundred thirty-three thousand three hundred thirty-three shares are designated as $.001 par value preferred shares (the "Combination"). After giving effect to this combination, the Company had 3,906,951 shares of common stock issued and outstanding at December 31, 2000.

All references to common stock issued and outstanding within these financial statements have been retroactively restated to reflect the combinations of shares that occurred on April 16, 2001 and September 25, 2001.

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

On September 10, 2001, pursuant to a resolution dated September 10, 2001, we issued 437,000 shares of our common stock without registration under the Securities Act of 1933 (the "Act") in reliance upon an exemption provided by section 4(2) thereunder to five (5) previous purchasers of our common stock in order to settle various claims of those purchasers for our failure to timely file a registration statement.

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

       We intend to leverage our intellectual property rights in faith-based, audio-visual products by building a global distribution system. Past distribution of products have been primarily focused on the traditional Christian marketplace. We believe the opportunity now exists to take The Visual Bible into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where the sales potential is enormous.

       At present, we have entered into distribution agreements with two major distributors, Thomas Nelson, Inc. and the Columbia House Company. Thomas Nelson has the exclusive license to distribute videos through the mass market, general retail outlets, the Christian Booksellers Association and the church markets in the United States. Columbia House is our distributor to the direct response market and is expected to include our products in mailings that reach approximately 5 million households. During the third quarter of 2001, we executed a formal agreement with Stewart House Publishing, Inc. to end our distribution agreement together.
Stewart House had previously distributed our products to the general or mass market in the United States and Canada. In addition to these North American distributors, we are continuing to pursue strategic relationships with the United Bible Societies that would allow mass distribution on a global basis.

Results of Operations

       Because of two new distribution agreements executed during the first and third quarters of 2001, comparisons between the three months and nine months ended September 30 of 2001 and 2000 are difficult to analyze. For example, the new distribution agreements provide for royalty payments and thereby have no associated cost of goods sold. In prior years, sales were recorded on a gross basis in accordance with the distribution agreements in place at the time.
We believe the gross profit balances provide the best measure for comparative purposes for all periods presented. Gross profit is lower for the three months and nine months ended 2001 compared to the same periods in 2000 due to changes in distributors and manufacturers that occurred during the first and third quarters of 2001. Over time, these new distributors should increase sales of product compared to similar periods in prior years.

       During June 2001, the Company indefinitely suspended the production of the book of Mark. Because of the uncertainties involved in the ultimate completion of this production utilizing the same actors and the existing footage, it was determined to write-off the remaining costs previously capitalized, including some additional costs incurred during the second quarter.

       On June 19 and June 28, the Company issued 55,930,000 shares of its common stock. In connection with those transactions, the Company recorded an expense totaling $13,057,500 associated with the fair value of its common stock at the date of issuance.

       It is difficult to compare selling, general and administrative expenses between the periods presented for 2001 and 2000. During the nine months ended September 30, 2001, the Company has been in a stage of reorganization and has reduced the size of its operations and moved the Company from Toronto, Ontario, to Nashville, Tennessee. Today, we have six full-time employees. During the first nine months of 2000, the Company was in a state of growth and was preparing to begin the production of the book of Mark. At September 30, 2000, there were more than 20 employees and consultants. Included in selling, general and administrative expenses for the three months ended September 30, 2001, are the following more significant costs: allowance for doubtful accounts receivable -- $281,000; interest expense -- $202,000; inventory allowance -- $124,000; payroll and benefits -- $160,000; legal and accounting costs -- $259,000; royalty costs -- $75,000.

Liquidity and Capital Resources

       At September 30, 2001, we had $18,000 in cash and cash equivalents and a working capital deficit of $10,305,000. The primary sources of liquidity to meet our obligations during the nine months ended September 30, 2001, were provided by sales advances from distributors of approximately $260,000 and loans from related parties totaling approximately $500,000.

       Net cash used in operating activities was $3,230,000 for the first nine months of 2001. Inventories increased by a gross amount of $1,397,000 during the first three quarters and were financed principally by the manufacturers of the products, which is reflected by the increase in accounts payable of $1,767,000.

       For the remainder of fiscal 2001, we anticipate cash needs of approximately $12.3 million, consisting of $0.6 million for operations, $6.7 million relating to reductions in accounts and notes payable, and $5 million to begin production on a new book of the Bible. We expect these cash needs to be funded by the sales of our existing product through our distributor network, and by the sale of our common stock through private placements. Additionally, to fund a new production of the Bible, we are pursuing investments from entities and foundations that are interested in receiving rights to royalties associated with the sale of the video and/or broadcast and theatrical rights.

PART II.  OTHER INFORMATION

       ITEM 1.        LEGAL PROCEEDINGS.


       a).  Not Applicable.



       ITEM 2.        CHANGES IN SECURITIES.

       a).  Not Applicable.

       b).  Not Applicable.

       c). On September 10, 2001 pursuant to a resolution dated September 10, 2001, we issued 437,000 shares of our common stock without registration under the Securities Act of 1933 (the "Act") in reliance upon an exemption provided by section 4(2) thereunder to five (5) previous purchasers of our common stock in order to settle various claims of those purchasers for our failure to timely file a registration statement.

               Each of the parties to whom securities were issued in connection with the foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us and in certain cases, were non U.S. persons. We believe that all parties that acquired our securities in connection with the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of the acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares except in accordance with the requirements of the Act.

       d).  Not Applicable.


       ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS. Not Applicable

       ITEM 5.        OTHER INFORMATION.

       On September 25, 2001, pursuant to a corporate resolution of the Board of Directors dated September 10, 2001, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on September 25, 2001: (i) each three of our $.001 par value common stock issued and outstanding on and as of September 24, 2001 will be combined into one share of our $.001 par value common stock; and (ii) our total capitalization will be reduced from one hundred million shares to thirty three million three hundred thirty three thousand three hundred thirty three shares, of which twenty-five million shares are designated as $.001 par value common shares and eight million three hundred thirty three thousand three hundred thirty three shares are designated as $.001 par value preferred shares (the "September Combination"). Immediately after the September Combination, we had 22,935,758 shares of our common stock issued and outstanding, and as a result of the September Combination, we change the symbol under which our common stock was traded through the NASD Bulletin Board from "VBLI" to "VBBI"

       ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

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

3.4          Bylaws of American Uranium Reincorporation, Inc. (2)

3.5          Amended and Restated Articles of Incorporation of Visual Bible International, Inc.
             (3)

3.6          Bylaws of Visual International, Inc. (3)

3.7.         Amended and Restated Articles of Incorporation of Visual Bible International, Inc.
             dated April 3, 2001 (4)

3.8.         Amended and Restated Articles of Incorporation of Visual Bible International, Inc.
             dated September 10, 2001

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

       (b) Reports on Form 8-K. On August 7, 2001 we filed a report on Form 8-K reporting on item 5.


                              SIGNATURES


             In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISUAL BIBLE INTERNATIONAL, INC.



Date: 11/15/01                      By: /s/ Doug J. McKenzie
                                        Doug J. McKenzie
                                        Chief Executive Officer


Date: 11/15/01                      By: /s/ James G. Petway, Jr.
                                        James G. Petway, Jr.
                                        Principal Financial Officer