Form 10KSB
period 2001-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2002-05-14
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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


       5115 Maryland Way Suite 223-W Brentwood, Tennessee 37027

               ----------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

                            (615)377-0767
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


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

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues (loss) for its most recent fiscal year was ($22,333,342).

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 5, 2002 was $2,019,830.

     At May 5, 2002 there were 2,404,156 shares of the Registrant's Common Stock outstanding.

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

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.


Signatures

PART I.

Item 1.   Description of Business.

Background

     We are the successor by merger (the "Merger") to American Uranium, Inc. ("American Uranium"). Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful, whereupon we sought to pursue other business opportunities. During June 2000, American Uranium changed its state of incorporation from New Jersey to Florida by means of a merger into a wholly-owned Florida subsidiary, American Uranium Reincorporation, Inc., which then changed its name to American Uranium, Inc. During August, 2000, American Uranium amended and restated its articles of incorporation, which among other things, changed its name to Visual Bible International, Inc. As a result of the Merger and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), we are deemed as a successor issuer and are required to continue to file reports (collectively, the "Reports") under the Exchange Act, all of which Reports are incorporated herein by this reference. On July 31, 2000, we concluded a voluntary share exchange transaction with all of the shareholders of Visual Bible, Inc., a Florida corporation ("Visual Bible") whereupon Visual Bible became our wholly owned subsidiary.

     Visual Bible was incorporated in the State of Florida in 2000. During July of 2000, Visual Bible engaged in a share exchange transaction with the sole shareholder of Visual Entertainment, Inc. ("Visual Entertainment"), a Texas corporation whereby Visual Entertainment became a wholly owned subsidiary of Visual Bible. At the time of the share exchange transaction between Visual Bible and Visual Entertainment, Visual Entertainment had one wholly owned subsidiary, Visual Entertainment Music, LLC, ("Visual Music") a Texas limited liability company) . Likewise, during July of 2000 Visual Bible merged with Guardian Productions, LLC, a Delaware limited liability company that, as a result of an asset purchase transaction concluded in December 1999, acquired substantially all of the assets of Visual International (Pty) Ltd. ("Visual Pty"), a corporation organized under the laws of South Africa.

     As a result of the foregoing activities, we acquired substantially all of the assets of Visual Pty, which included an exclusive license agreement granted to Visual Pty by the International Bible Society (the "IBS License Agreement") to produce, distribute, market and sell, in a visual format, the New International Version of the Bible, all intellectual property and proprietary information, accounts receivable, video, film and music inventory associated with, among other things, the production of the Gospel of Matthew and the Book of Acts, and we assumed certain liabilities of Visual Pty.

Our Business

     We undertake our operations through our subsidiary and the subsidiaries of our subsidiaries. Our subsidiary is Visual Bible. The subsidiary of Visual Bible is Visual Entertainment and the subsidiary of Visual Entertainment is Visual Music. Currently, neither Visual Entertainment nor Visual Music engage in any ongoing business activity.

     Since the completion of the foregoing acquisitions, we commenced production and development activities associated with the filming of the books of Mark, Luke and John. We sought to obtain financing in connection with those production activities, but we were not successful. As a result, we utilized substantially all of our working capital to finance our production activities and, in addition, we incurred substantial liabilities. Since we unable to obtain adequate financing to complete the productions that were commenced, we have indefinitely suspended production. If, in the future, we were to recommence production in connection with the book of Mark, we do not believe anything we developed as part of our prior production activities would be utilizable in connection with newly commenced production activities.

License Agreements

     In addition to our license agreement with the International Bible Society, we have concluded license agreements with the American Bible Society for the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible, and with Broadman & Holman for the rights to produce, distribute, market and sell, in visual format, its copyrighted Holman Christian Standard Version of the Bible. We intend to negotiate a similar agreement with Nelson Bibles, a division of Thomas Nelson Inc. for the rights to produce, distribute, market and sell, in visual format, its copyrighted New King James Version of the Bible.

     Subsequent to our assumption of the rights of Visual Pty under the IBS License Agreement, we and IBS disagreed as to the interpretation of various provisions of the IBS License Agreement. Further, as a result of our seriously deficient cash position, we did not timely pay certain amount due to IBS. As a result of negotiations with IBS, we and IBS entered into a substitute license agreement (the "Replacement IBS License Agreement") during the forth quarter of 2001. The Replacement IBS License Agreement resolve all outstanding conflicts between us and IBS as of the date of the Replacement IBS License Agreement. The Replacement IBS License Agreement establishes the amount of $250,000 as due from us to IBS for all royalties through June 30, 2001, and requires us to makes scheduled payments on account of such amount beginning in November 2001 and continuing through April 2003. The Replacement IBS License Agreement grants us the right to utilize the NIV text to create word-for-word audio-visual live format productions of the books of the Bible and creates a royalty rate on future sales of our products based upon the NIV text. As a part of the Replacement IBS License Agreement we are required to create one production of an NIV book of the Bible within two years from the date we executed the Replacement IBS License Agreement and one additional production of an NIV book of the Bible every 18 months thereafter until May 2012. On April 25, 2002, the Company received a letter from IBS terminating the Replacement IBS License based upon, among other things, alleged non payment by the Company. The Company does not believe that the IBS termination is justified and believes, among other things, that it had reached an agreement with IBS to defer payments due to IBS under the Replacement IBS License Agreement. The Company's counsel has recently advised IBS of this position, and if IBS does not rescind its termination, the Company intends to pursue such legal remedies as may be available. Based upon the precarious financial position of the Company, there can be no assurance that the Company will have the financial ability to commence and sustain any proceeding against IBS if it becomes necessary. If the termination of the Replacement IBS License Agreement is upheld, the Company would then be forced to cease sales of the books of Matthew and Acts, which can be expected to have a material adverse effect upon the Company's ability to generate revenue from the sales of those products.

     Notwithstanding the current status of our relationship with IBS and whether or not we and IBS are able to agree upon the reinstatement of the Replacement IBS License Agreement, we believe that as a result of our other existing license agreements and subject to our ability to raise or otherwise obtain sufficient capital, we can become the preeminent provider of video versions of the Bible throughout the world.

Supply Agreement

     On January 1, 1998, Visual Entertainment had entered into a contractual agreement (the "CELA Agreement") with a fulfillment service company and a related sales organization, Visual Fulfillment Services, Inc. and its related company, CELA Distribution Services, Inc. (together, "CELA"). CELA provided sales and fulfillment services to Visual Entertainment (and after our acquisition of Visual Bible, to us) which services included the making and receiving sales calls, carrying inventory, shipping products, issuing invoices, managing and collecting receivables, remitting collections, providing customer relations and communications, and providing sales, collection and receivable information. On June 30, 2000, we provided written notice to CELA to terminate the CELA Agreement, which resulted in a termination of the CELA Agreement as of September 30, 2000. Notwithstanding such termination, at our request CELA continued to provide substantially the same services that were provided under the CELA Agreement until December 31, 2000. Subsequent to the termination of the CELA Agreement, we and CELA engaged in negotiations to conclude a settlement agreement relating to the services provided by CELA to us prior to and after the termination of the CELA Agreement. On March 15, 2001, we entered into a final settlement agreement (the "CELA Settlement Agreement") with CELA, which permitted CELA to retain all cash received by it during the in the fourth quarter of 2000 and any funds received by it as a result of any outstanding invoices due from third party customers with the exception of sums due from Stewart House and Nest Entertainment Inc. in the approximated amount of $465,000. In addition, as part of the CELA Settlement Agreement, we agreed to purchase from CELA all products returned by customers subsequent to December 31, 2000, at the wholesale price, as to the first $700,000 of returns and, thereafter, at the actual manufacturing cost.
During 2001, we purchased existing inventory of our products for approximately $210,000.

     Subsequent to the termination of our relationship with CELA, we entered into an agreement (the "Cinram Agreement") with Cinram International, Inc. ("Cinram")whereby Cinram agreed to manufacture certain of our products. Our agreement with Cinram has been terminated and we are indebted to Cinram for amounts billed to us under the Cinram Agreement. Cinram holds our products that Cinram manufactured for us as collateral for repayment by us of the amounts due to Cinram. As described hereinafter, we intend to pay certain amounts due to Cinram from amounts received by us under the New Nelson Agreement.

Distribution Agreements

     On November 1, 2000, we entered into two agreements (the "Columbia House Agreements") with The Columbia House Company. One such Columbia House Agreement related to the our video products and the other such Columbia House Agreement related to our audio products. As part of the Columbia House Agreements, we granted the exclusive right to manufacture, advertise, market, distribute and sell our video products by direct response distribution within the United States, Canada, and Mexico to The Columbia House Company. During 2001, we received royalties from Columbia House of approximately $5,000. During February 2002, we entered into a termination agreement with The Columbia House whereby the Columbia House Agreements would be terminated in exchange for payment by us to The Columbia House of $40,000. The $40,000 termination payment was due by April 15, 2002 and we were unable to make such payment. The Columbia House Company agreed to extend the date for us to make the termination payment in exchange for our agreement to increase the amount of the termination payment by $1,000. We believe that termination of the Columbia House Agreements is essential to our ability to implement our current plan of operation. Accordingly, if we are unable to timely make the termination payment or otherwise arrange to terminate the Columbia House Agreements, our business and financial prospects will be materially adversely affected.

     On November 12, 2000, we executed a distribution agreement (the "Stewart House Agreement") with Stewart House Publishing, Inc. ("Stewart House"), which was Stewart House Agreement was amended on April 19, 2001. The Stewart House Agreement had a term beginning on November 12, 2000 and ending on December 31, 2005, unless earlier terminated pursuant to the terms of the Stewart House Agreement. As part of the Stewart House Agreement, we appointed Stewart House as the exclusive distributor within certain distribution channels (as specified in the Stewart House Agreement) of our audio and visual products in the United States and Canada and, Stewart House agreed to purchase certain amounts of our video products at the price specified. Payment for our video products purchased by Stewart House was to be made upon the earlier to occur 30 days from the date that Stewart House received payment from its sale of our video products or 180 days after the date of shipment by us of our video products to Stewart House, subject to a permitted payment hold back of 20% related to the possibility of returns. The Stewart House Agreement placed an obligation upon Stewart House to purchase a minimum of 660,000 of our video products during the first year of the Stewart House Agreement. During September 2001, we entered into a termination and release agreement with Stewart House (the "Stewart Termination Agreement"). As part of the Stewart Termination Agreement, Stewart House agreed to return all inventory previously acquired and pay us a negotiated royalty amount for all of our products sold prior to the termination less a market and advertising allowance of $150,000. Stewart House has not yet paid any of the amounts due us under the Stewart Termination Agreement and we expect to pursue all of our legal remedies against Stewart House as soon as we are financially able to do so.

     During 2000, we entered into an agreement (the "Original Nelson Agreement") with Thomas Nelson, Inc. ("Thomas Nelson"). It is our belief that Thomas Nelson is the predominant distributor of Christian books, Bibles and video products in the United States.
The Original Nelson Agreement granted Thomas Nelson the sole and exclusive sub-license to manufacture, market, distribute and sell our long form video products to Christian bookstores, Christian product distributors, the CBA market, ministries and the church market. Effective September 1, 2001, we entered into a new distribution agreement with Thomas Nelson (the "New Nelson Agreement") which New Nelson Agreement superceded the Original Nelson Agreement and expanded the distribution rights granted to Thomas Nelson to include the mass market and general retail outlets in the United States and Canada. These rights had previously been held by Stewart House.

In addition, the New Nelson Agreement grants Thomas Nelson the nonexclusive right, subject to our prior approval, to produce, market and distribute a wide variety of ancillary products specifically for the retail marketplace and church leaders and provides Thomas Nelson with the exclusive right, subject to our prior approval, to develop, create, manufacture, represent, distribute and sell certain derivative products such as curriculum for all age groups, including, but not limited to, special topics, special events, quarterly, seasonal and evangelistic materials. The New Nelson Agreement provides for payment by Thomas Nelson to us of royalties and recoupable royalty advances in an amount not to exceed $2,000,000. The New Nelson Agreement also requires us to produce and deliver two books of the Bible within the 24 months after the date of the New Nelson Agreement, and a total of four books within fives years of the date of the New Nelson Agreement.

     We hope to pursue additional strategic relationships with the United Bible Societies, and others, which, if concluded, would facilitate the mass distribution of our products on a global basis.

     We devoted substantial amounts of our resources toward the production and presentation to large audiences of a passion play. Due to financial considerations, we were forced to cease our production activities. We do not expect to derive any benefit from the amounts that we expended on this aspect of our prior operations and we do not intend to engage in this type of business operation in the future.

     As a result of the foregoing activities, we are in a seriously deficient cash position, and we have defaulted in the payment of certain of our obligations. Accordingly, no assurance can be provided that we will be able to overcome the problems that presently face us and, if we are not able to resolve such problems on terms reasonably satisfactory to us or otherwise, we may be forced to cease our business operations.

     On March 4, 2002, we executed a letter of intent with Covenant Film Productions Inc., ("Covenant Film"). The letter of intent covers services that may be provided by Covenant Film to us and our subsidiaries in connection with the development of our products. If the definitive agreements are executed and closing pursuant thereto occurs, Covenant Film is expected to be responsible for recruiting senior management and consultants experienced in film production and marketing for us and is expected to provide us with advice on the recruitment of individuals to augment our Board of Directors and to assemble an advisory committee of theological scholars to collaborate with us in the creative development and film production processes. The execution of definitive agreements and closing thereunder is subject to due diligence and other matters which are expected to be concluded prior to May 31, 2002. In connection with the transactions contemplated between us and Covenant Film, we are seeking to raise additional capital, and receipt by us of certain minimum proceeds from the sale of our Common Stock is a condition to the closing. Accordingly, if we were to conclude the closing with Covenant Film and if we were successful in raising the required threshold capital in connection with the sale of our Common Stock, we expect to have to issue approximately 35,000,000 shares of our Common Stock. Pursuant to the letter of intent, if Covenant Film performs as required and, if we elect to terminate the letter of intent, we will be obligated to issue 4,000,000 shares of our Common Stock to Covenant Film as liquidated damages.


Philosophy

     We, continue to seek to become the pre-eminent provider of visual and audio religious products and related services.

Accomplishments

     Our productions of the book of Matthew and the book of Acts have sold over 600,000 copies. Based upon the success of our initial productions, we believe that a significant market will exist for new products that we are able to produce. No assurance can be provided, however, such a market exists or if it does exist that any new product that we might produce will be acceptable to such market.

Objectives

     Subject to our ability to obtain substantial capital to satisfactorily overcome our existing critical financial needs and provide us with sufficient expansion capital and our ability to attract and retain proper personnel, we intend to expand our product line to include production of many additional books of the Bible and to utilize an internet portal for the purpose of marketing our core products and any ancillary products and services that we may develop. We hope be able to recreate numerous versions of the Bible in a visual format to supplement our existing products, and to deliver our products to the world's population.

     We hope to accomplish those objectives by recreating many of the books of the Bible as full length feature films for distribution in video tape and DVD formats, maintaining a religious internet portal where our other products and services, along with other non-proprietary religious products, services and materials, can be reviewed and purchased by the world's population, creating and maintaining a world wide brand image for our other products and services.

     We expect that Covenant Film will provide us with the professional oversight that we will be required to accomplish these objectives, and that as a result of our relationship with Covenant Film we will be able to obtain appropriate production financing. There can be no assurance, however, that we will conclude a relationship with Covenant Film or even if such a relationship is concluded that Covenant Film will fulfill our expectations.


Strategic Partners

     We expect to continue to pursue other strategic relationships with many other organizations, including but not limited to the United Bible Societies, which, if concluded, would facilitate the mass distribution of our products on a global basis.

     Through our existing and proposed strategic alliances, we hope to implement our overall strategy in connection with the distribution, marketing and sale of our proprietary products and services, as well as, any complementary products and services that we may add to our product line. We hope that these existing and proposed arrangements will allow us to accomplish our objectives regarding the production, distribution, marketing and sale of our products through traditional and Internet channels.

Customers

     We define our potential customers as any person or organization with a desire to acquire knowledge and an expanded understanding of the Bible. We anticipate that the vast majority of our customer base will be religious individuals and organizations, but we expect that other lay individuals and organizations will contribute to our customer base.

Marketing

     Traditional Sources. We hope to fully exploit traditional entertainment marketing and distribution channels and to make use of personal contacts, attendance at trade shows, expos and seminars and strategic alliances to sell our other products and services. To the extent that we have the financial capacity to do so, we expect to seek agreements with film distribution specialists, to engage in mass marketing via television commercials and infomercials, and to avail ourselves of traditional distribution methods through retail and wholesale general and specialty merchandisers. We are continuing to develop contacts with various traditional marketing sources and hope to negotiae relationships with such parties when our financial circumstances permit.

     The Internet. We believe that the Internet has opened the markets of the world to those who seek it. We would like exploit the potential that the internet provides when our financial circumstances permit. We have developed a website
(www.visualbible.com), and we hope to further refine and develop the site.

Areas of Development

     Subject to the availability of sufficient funds, we hope to commence film production of new and old testament books of the Bible and, we hope to create versions of our products focused toward children and young adults. Likewise, we hope to create products that include the Old Testament Books of the Bible.

Competition

     Although based upon our various exclusive licenses we believe that others are unable to recreate our video products exactly in the versions we utilize, we recognize that others presently do and may in the future create products and services that are directly competitive with our products. In general, the present and proposed business in which we engage or intend to engage is intensely competitive. Substantially all of our existing and potential competitors have longer operating histories, greater name recognition, substantially larger customer bases and significantly greater financial, technical and marketing resources than we do.
Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers.
 However, due to our exclusive license agreements, we believe that for so long as those agreements remain in effect any potential customer specifically seeking video recreations of the versions of the Bible produced by us under our license agreements would be required to purchase our product. Since the most, if not all, of the products and services that we expect to be offer and sell will be proprietary to us, we remain confident that the unique character of our products and services will permit us to manage the overall competition that we anticipate we will experience.

     There are presently numerous religious products and services offered on the internet through religious and other existing websites. We hope to make our internet site one of the preeminent religious sites available on the internet. We hope to distinguish ourselves from other competitive sites by integrating our proprietary products and services with non proprietary religious content and complementary products, services and information.

Intellectual Property and Proprietary Rights

     We regard our products and services associated therewith, the technology we utilize and other intangible property as proprietary, and we have attempted and, to the extent that our financial condition permits, will continue to attempt to protect it by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, own certain copyrights, trademarks, and service marks, but we can provide no assurance that same will be of any value to us. We intend to enter into confidentiality or license agreements with our employees, consultants, and others with whom we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intend to register our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available and policing unauthorized use of our intellectual property and proprietary information is extremely difficult.

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

Employees

     We have 2 full time employee and 2 part time employees, inclusive of our executive officers. Our plans regarding the hiring of an additional employees is dependant upon the continued development of our business and our financial position, existing from time to time.


Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 697-0471. We do not pay rent for the use of the facilities in Florida. All of our business operations have been centralized in Nashville, Tennessee, where we lease a small amount of office space, along the furniture and fixtures contained in those facilities under a terminable lease with Bertelsmann TJS, Inc. (our "Landlord") We recently, entered into a settlement agreement with our Landlord whereby we relinquished the 11,585 square feet of office space that we previously occupied and agreed to make a lump sum payment to the Landlord to otherwise settle our outstanding obligations under our prior lease. The settlement payment in the amount of $100,000 is past due. We believe that the Landlord is willing to grant us an extension of time to enable us to make the settlement payment but, we can provide no assurance that the Landlord will do so. In the event that we conclude the relationship we Covenant Film, we expect to close our offices in Nashville, and relocate to such location as may be recommended by Covenant Film.

Item 3.   Legal Proceedings.

     Legal proceedings were filed with the District Court of Texas by a former officer and stockholder of Visual Entertainment against us in which the plaintiff is claiming damages from a default in payment of a promissory note. The note, which was issued as of December 13, 1999, was initially payable in 24 consecutive monthly installments of $7,500 each, with the first installment due on April 30, 2000. We filed an answer and discovery, and, thereafter, reached a settlement. The settlement calls for payment of approximately $167,000, the first three installments were due April 6, 2001, April 20, 2001, and April 27, 2001. All settlement payments due in 2001 were paid, and installments amounting to $75,000 remain unpaid.

     Legal proceedings were filed with the Supreme Court of New York by a certain production company against us. In connection with such matter, the plaintiff makes a demand for damages of non-payment in excess of $126,250. We reached a settlement for payment of $126,250, in two installments of $48,125 due April 9, 2001 and April 19, 2001 and a third and final installment of $30,000 is due May 3, 2001 payable in escrow and released only after certain services due from the plaintiff to us are received. We have not paid the remaining $30,000 into escrow and do not intend to do so since we never expect to request performance of the services by plaintiff.

     Legal proceedings have been filed with the U.S. District Court of Texas, the U.S. District Court of California and Fovarosi Court in Hungary by us against several related productions entities in which we seek damages for infringements of certain product distribution rights within North America and Europe. We had reached a compromise and settlement agreement as of February 14, 2001. However, such comprise and settlement was, in our opinion, repudiated as of June 2001 and we have recommenced our proceedings in the U.S. District Court of California. We have likewise suspended any payments due under the settlement agreement. These proceedings relate to two agreements, one dated December 22, 1999, and the other dated February 10, 2000. The defendant contends that pursuant to such agreements defendant has been granted the rights to distribute our products in North America and Europe, respectively. Our consistent position has been that the agreements relied upon by defendant are not valid for numerous reasons, in particular but not limited to the fact that the agreements were terminated during 2000 and that the agreements were not ever valid since the requisite IBS approval had never been obtained. We believe that we will be successful in demonstrating that the agreements are not valid and that the defendant is liable to us for damages. We are unable to access the amount, if any, of the damages that may be awarded or if any such damages if awarded would be collectible.

     Legal proceedings were filed with the Supreme Court of New York by a party against us. In connection with such matter, the plaintiff makes a demand for unpaid salary and expenses in $52,000. We neglected to defend such proceeding since we were financially unable to do so, even though we believe the plaintiffs claims are without merit. Accordingly, we expect that a default judgment may have been entered against us for the relief claimed by the plaintiff on May 6, 2002. We are unable to access what, if any, remedies may be available to us to combat the entry of the judgment or the obligation that it imposes upon us.

     Legal proceedings were threatened by a foreign production company against us in which the proposed plaintiff was seeking damages for non-payment of a promissory note plus other costs incurred by the proposed plaintiff on our behalf in connection with our abandoned film productions. We reached a settlement for payment in the amount of $1,700,000 to the proposed plaintiff, and we have paid $1,200,000 of the settlement amount to the proposed payment.
We believe that notwithstanding the settlement agreement we have paid the proposed plaintiff more than the proposed plaintiff is equitably entitled to, and we do not intend to make any further payments to the proposed plaintiff. We have had no recent contact with the proposed plaintiff and we are unable to access what if any further action is intended by the proposed plaintiff.

     During July 2000 and later amended in August 2000, Visual Entertainment entered into a sales agency agreement related to a children's animated series production. One of the terms of the agreement called for a distribution advance totaling approximately $900,000 to be paid by Visual Entertainment beginning in 2001. We believe that the agreement was executed by parties without proper corporate authority to do so and that we have no equitable liability under the agreement. We believe, however, that we have negotiated a settlement involving the issuance by us of certain shares of our Common Stock. We hope to finalize and implement such settlement in the near future.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On March 14, 2002, we received the written consent in lieu of a meeting of our Stockholders (the "Majority Stockholder Consent"), from the holders (our "Majority Stockholders") of 1,581,756 shares of our Common Stock, which shares of Common Stock represented approximately 65.8% of the 2,404,156 shares of our Common Stock issued and outstanding, approving our Amended and Restated Articles of Incorporation (our "Amended and Restated Articles"), pursuant to which: (a) we increased our authorized shares of Common Stock from 2,500,000 shares to 300,000,000 shares, and (b) we increased our authorized shares of our $.001 par value "blank check" preferred stock (our "Preferred Stock") from 833,000 to 200,000,000 shares (our "Capitalization Increase").

     On March 14, 2002, our Board of Directors approved our Amended and Restated Articles, subject to Stockholder approval. On March 14, 2002, in accordance with the Florida Business Corporation Act ("FBCA"), our Majority Stockholders approved the Amended and Restated Articles by the Majority Stockholder Consent. On April 15, 2002 we filed our Restated Articles with the Secretary of State of the State of Florida and our Capitalization Increase was effected.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our Common Stock is currently traded through the over-the-counter market on the National Association of Securities
Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "VBIB".

     On April 16, 2001, our Articles of Incorporation were amended and restated to reflect a 1 for 2 combination of our Common Stock (the "April 2001 Combination"). Immediately after the April 2001 Combination, we had 12,439,175 shares of our Common Stock issued and outstanding, and our number of shares of Common Stock authorized for issuance was reduced from 150,000,000 to 75,000,000. As a result of the April 2001 Combination, we change the symbol under which our Common Stock was traded through the NASD Bulletin Board from "VBII" to "VBLI".

     On September 25, 2001, our Articles of Incorporation were amended and restated to reflect a 1 for 3 combination of our Common Stock (the "September 2001 Combination"). Immediately after the September 2001 Combination, we had 22,935,758 shares of our Common Stock issued and outstanding, and our number of shares of Common Stock authorized for issuance was reduced from 75,000,000 to 25,000,000. As a result of the September 2001 Combination, we change the symbol under which our Common Stock was traded through the NASD Bulletin Board from "VBLI" to "VBBI".

     On February 19, 2002, our Articles of Incorporation were amended and restated to reflect a 1 for 10 combination of our Common Stock (the "February 2002 Combination"). Immediately after the February 2002 Combination, we had 2,404,156 shares of our Common Stock issued and outstanding, and our number of shares of Common Stock authorized for issuance was reduced from 25,000,000 to 2,500,000. As a result of the September 2001 Combination, we change the symbol under which our Common Stock was traded through the NASD Bulletin Board from "VBBI" to "VBIB".

     On March 28, 2002 our Articles of Incorporation were amended by filing a certificate of designation of Series A Preferred Stock (the "Series A Stock"). The Series A Stock consists of 800,000 shares and the preferences and other rights and the qualifications, limitations or restrictions of the Series A Stock are summarized as follows:

     Dividends. Dividends payable are equal to the amount per share, if any, of dividends declared by us as to our Common Stock.

     Priority. So long as any Series A Stock shall be issued and outstanding, no dividends, whether in cash or property, shall be paid or declared, nor shall any other distribution be made, on our Common Stock or any other security junior to the Series A Stock as to dividend rights, unless simultaneously therewith like amounts of dividends shall be declared and paid on the Series A Stock. We may issue without the consent of holders of the Series A Stock, other series of preferred stock which rank on parity with or junior to the Series A Stock as to dividend and/or liquidation rights. The consent of the holders of a majority of the outstanding Series A Stock is required for the issuance of any series or preferred stock which is senior to the Series A Stock as to dividend and/or liquidation rights.

     Redemption Rights. We have no right or obligation to redeem all or any part of the Series A Stock.

     Liquidation. Upon any liquidation, dissolution or winding up, whether voluntary or involuntary, then holders or record of the Series A Stock shall are entitled to receive, before and in preference to any distribution or payment of our assets or the proceeds thereof may be made or set apart for the holders of our Common Stock or any other security junior to the Series A Stock in respect of distributions upon liquidation, an amount in cash equal to $10.00 per share (the "Liquidation Preference") plus accrued and unpaid dividends, if any, on each such share of Series A Stock.

     Voting Rights. Each holder of a share of the Series A Stock is entitled to vote on all matters to be voted on by the holders of the Common Stock and such holder is entitled to forty (40) votes for each one (1) share of Series A Stock.

     Mandatory Conversion. Any shares of the Series A Stock outstanding on the effective date of our Capitalization Increase were to be converted into our Common Stock forty (40) shares of our Common Stock for each one (1) share of our Series A Stock outstanding, whereupon our Series A Stock shall no longer be deemed outstanding and all rights of holders of the shares of Series A Stock shall cease and terminate, excepting only the right of the holders of the Series A Stock to receive our Common Stock. Upon the occurrence of the mandatory conversion no fractional shares or scrip representing fractional shares of our common shares shall be issued and any resulting fraction shall be rounded up to the next whole number and we are obligated to pay any taxes that may be payable in respect of any issue or delivery of shares of our Common Stock upon the mandatory conversion.

     Other Rights. Except as may otherwise be required by law, our Series A Stock shall not have any preferences or any relative, participating, optional or other special rights, except for those specifically set forth in the Certificate of Designation, as such Certificate of Designation may be amended from time to time and the Articles of Incorporation, as amended from time to time.

     Status. We have not issued any shares of our Series A Stock. As a result of the provisions relating to the mandatory conversion of our Series A Stock and since none of our Series A Stock was outstanding on the Effective Date of our Capitalization Increase, no Series A Stock can be issued by us until we modify the certificate of designation as to the Series A Stock.

     On April 15, 2002, pursuant to an action by written consent of the majority of the Company's stockholders, the Company's Articles of Incorporation were amended and restated to increase the authorized shares of Common Stock from 2,500,000 shares to 300,000,000 shares, par value $.001, and to increase the authorized shares of preferred stock from 833,000 to 200,000,000 shares, par value $.001, which has been reflected within the presented balance sheets.

     Limited trading of our Common Stock has occurred over the past several years.

     The following table set forth below lists the range of high and low bids for our Common Stock for each fiscal quarter for the last two fiscal years as reported by NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The amounts, and all other shares and price information contained in this document, have been adjusted to reflect the April 2001 Combination, the September 2001 Combination and the February 2002 Combination(collectively, the "Combinations").

       Bids for Common Stock as Reported by NASD Bulletin Board

Period Ended December 31, 2000           High           Low

First Quarter                                $0.00          $0.00

Second Quarter                             $431.22         $30.00

Third Quarter                              $750.00        $299.40

Fourth Quarter                             $645.00        $131.22

Period Ended December 31, 2001

First Quarter                              $225.00         $75.00

Second Quarter                             $101.28          $6.90

Third Quarter                               $21.00          $3.50

Fourth Quarter                              $17.00          $2.50

     As of May 5, 2002, the average of the closing bid and asked price for our Common Stock as reported by the NASD Bulletin Board was $1.95. As of May 5, 2002, we had approximately 1115 shareholders of record.

     We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On March 21, 2001, pursuant to a resolution dated March 21, 2001, we issued 16,444 shares of our Common Stock without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption provided by section 4(2) thereunder to certain previous purchasers of our Common Stock in order to settle various claims of those purchasers for our failure to timely file a registration statement.

     On June 19, 2001 pursuant to a resolution dated March 21, 2001, we issued 275,000 shares of our Common Stock without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by section 4(2) thereunder in consideration of a loan extension and a reduction of interest rate on past due loans and advances outstanding from us to Pan Zone Co. Ltd. as of December 31, 2000 in the amount of $825,000.

     On June 19, 2001 pursuant to a resolution dated March 21, 2001, we issued 833,333 shares of our Common Stock without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder in consideration of a three (3%) percent unsecured loan extended by Pan Zone in excess of $2,500,000.

     On June 19, 2001 pursuant to a resolution dated March 21, 2001, we issued 12,667 shares of our Common Stock to Anthony Maniaci, as trustee without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder in settlement of amounts that may have been due from us to certain of our previously related parties.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we sold 40,000 shares of our Common Stock to six (6) Non U.S. Person purchasers thereof without registration under the Securities Act in reliance upon the exemption provided by Regulation S thereunder for aggregate consideration of $300,000. We paid aggregate placement fees of approximately $15,000.00 in connection with such sale.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 100,000 shares of our Common Stock without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder in consideration of a three percent (3%) unsecured loan extended by Paul Wong to us in the amount of $500,000.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 100,000 shares of our Common Stock without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder in consideration of a three percent (3%) unsecured loan extended by Cerro Capital Alliance to us in the amount of $500,000.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 420,000 shares of our Common Stock without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder to nine (9)of our employees and consultants in consideration of past performance and in order to retain the services of such parties for the future.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 83,333 shares of our Common Stock to John Hamilton without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder in settlement of amounts in excess of $2,100,000 claimed by John Hamilton as due from us.

     On September 10, 2001 pursuant to a resolution dated September 10, 2001, we issued 14,567 shares of our Common Stock without registration under the Securities Act in reliance upon the exemption provided by section 4(2) thereunder to five (5) previous purchasers of our Common Stock in order to settle various claims of those purchasers for our failure to timely file a registration statement.

     On March 4, 2002 we executed the letter of intent with Covenant Film. If we were to conclude the closing with Covenant Film and if we were successful in raising the required threshold capital in connection with the sale of our Common Stock, we expect to issue approximately 35,000,000 shares of our Common Stock in reliance upon certain exemptions provided under the Securities Act. If we elect to terminate the letter of intent after performance by Covenant Film, we will issue 4,000,000 shares of our Common Stock to Covenant Film in reliance upon certain exemptions provided under the Securities Act.

     Each of the parties to whom securities were or will be issued in connection foregoing, made or will have made an informed investment decision based upon negotiation with the with us and was provided with or will be provided with an appropriate offering document or other information, as well as, access to material information regarding us. We believe that parties that acquired our securities in connection with the foregoing had knowledge and experience in financial matters such that such parties were capable of evaluating the merits and risks of acquisition of our securities.
 All certificates representing the shares issued pursuant to the foregoing bear or will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis


     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

     We are a global, faith-based media company that has secured the exclusive visual and digital rights to popular versions of the Bible. We have produced and successfully released the word-for-word books of Matthew and Acts.

     We are the successor by merger (the "Merger") to American Uranium, Inc. ("American Uranium"). During June 2000, American Uranium changed its state of incorporation from New Jersey to Florida by means of a merger into a wholly-owned Florida subsidiary, American Uranium Reincorporation, Inc., which then changed its name to American Uranium, Inc. During August, 2000, American Uranium amended and restated its articles of incorporation, which among other things, changed its name to Visual Bible International, Inc. On July 31, 2000, we concluded a voluntary share exchange transaction (the "Share Exchange Transaction") with all of the shareholders of Visual Bible, Inc., a Florida corporation ("Visual Bible") whereupon Visual Bible became our wholly owned subsidiary. As a result of the Share Exchange Transaction the shareholders of Visual Bible received in excess of 51% of our outstanding Common Stock. Prior to the Merger, we had limited operations and were looking to consummate a business combination with another company which had operations.

     For accounting purposes, the Share Exchange Transaction was treated as Visual Bible acquiring American Uranium. Therefore, references to "us" and "we" refer to the consolidated operations of Visual Bible International and its subsidiaries.

     Our primary strengths are our intellectual property rights to the visual representation of the most popular versions of the Bible and our sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations. We have received exclusive licenses for the film rights for the word-for-word film productions of the Good News Translation, New International Version, Contemporary English Version, and Holman Christian Standard Version of the Bible.

     Although based upon our various exclusive licenses we believe that others are unable to recreate our video products exactly in the versions we utilize, we recognize that others presently do and may in the future create products and services that are directly competitive with our products. There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers. However, due to our exclusive license agreements, we believe that for so long as those agreements remain in effect any potential customer specifically seeking video recreations of the versions of the Bible produced by us under our license agreements would be required to purchase our product.

     We intend to utilize our intellectual property rights as the basis to build a global distribution system for faith-based, audio-visual products. Past distribution of such products has been primarily focused on the traditional Christian marketplace. We believe the opportunity continues to exist to take our products into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where, we believe, the potential for sales is enormous.

     Our distribution agreement with Thomas Nelson, Inc., a major distributor of faith based products provides Thomas Nelson with the exclusive license to distribute videos through the mass market, general retail outlets, the Christian Booksellers Association and the church markets in the United States. During the third quarter of 2001, we executed a termination agreement with Stewart House Publishing, Inc. to as to our existing distribution agreement.
Prior to the termination, Stewart House had distributed our products to the general or mass market in the United States and Canada. We are continuing to pursue strategic relationships with the United Bible Societies, and if we are able to create such relationships we believe that we would be in a position to create mass distribution of our products on a global basis.

Results of Operations

Fiscal 2001 Compared with Fiscal 2000

     Net sales in fiscal 2001 totaled $1,324,000, a decrease of 57% from sales of $3,073,000 in fiscal 2000. This reduction of sales is difficult to analyze due to changes in reporting of sales related to the new distribution agreements during 2001. For example, the new distribution agreements provide for royalty payments and, therefore, have no associated cost of goods sold. In prior years, sales were recorded on a gross basis in accordance with the distribution agreements in place at the time. Because of these differences, we believe the gross profit totals provide the best measure for comparative purposes for 2001 and 2000.

     Gross profit is lower in fiscal 2001 compared to 2000 by $333,000 or 21%. This decrease is due to changes in distributors and manufacturers that occurred in the first and third quarters of 2001. Essentially, there was no primary distributor for the Easter season of 2001, thus potential sales and related gross profit were lost for the first quarter.

     During 2001, we issued approximately 53,386,000 shares of our Common Stock related to loans made to us and to our employees and consultants. In connection with those transactions, we recorded an expense totaling $13,290,000 associated with the fair value of our Common Stock at date of issuance.

     During June of 2001, we indefinitely suspended the production of the book of Mark and, accordingly, wrote off the remaining capitalized costs, which totaled approximately $3,525,000.

     It is difficult to compare selling, general and administrative expenses between the years of 2001 and 2000. During the year ended December 31 2001, we were in a stage of reorganization and reduced the size of our operations and moved our operations offices from Toronto, Ontario, to Nashville, Tennessee. Today, we have two full-time employees and two part time employees. During the year of 2000, we were in a state of growth and we were preparing to begin the production of the book of Mark. At December 31, 2000, there were more than 20 employees and consultants. Included in selling, general and administrative expenses for the year ended December 31, 2001, are the following more significant costs: amortization expense - $414,000; consulting fees - $356,000; interest expense - $456,000; inventory allowance - $763,000; professional fees - $900,000; rent expense - $385,000; salaries and benefits - $796,000; and travel and entertainment costs - $200,134.

     Our management estimates expenses totaling $1,450,000 that may be incurred by us in connection with the settlement of certain disputed agreements and amounts reflected as potentially owed by us.
 Some of these obligations have already been paid and the remaining balance is included in accounts payable and accrued expenses.

Fiscal 2000 Compared with Fiscal 1999

     Net sales in fiscal 2000 totaled $3,073,000, a decrease of 26% from sales of $4,179,000 in fiscal 1999. This reduction in sales is attributed to organizational, financing and transition activities that occurred during the last half of the year. Management was focused on capital raising, negotiating new distribution agreements and beginning the production of the book of Mark, and did not devote sufficient attention marketing and sales efforts and other core business matters.

     The gross profit as a percent of sales declined by 9% from fiscal 1999 to fiscal 2000. This decline is primarily related to new, more expensive terms negotiated with our primary distributor.

     Selling, general and administrative expenses increased as a percent of net sales in fiscal 2000 due to costs incurred related to our corporate re-organizational transactions, infrastructure expansion, including increases in the number of personnel and consultants, and pre-production and promotional activities related to the book of Mark. The Selling, general and administrative expenses for 2000 included approximately $2,850,000 for consulting fees, wages and benefits; $1,378,000 for legal, audit and accounting fees; $1,000,000 for other general, administrative, travel and entertainment expenses; and $1,306,000 for sales, marketing and promotional expenses.

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

     Property and equipment were written down by approximately $305,000 based on our decision to relocate our operations to Nashville, Tennessee. Accordingly, all leasehold improvements, equipment and furniture that could not be used in Nashville were expensed.

     During 2000, we commenced production on the books of Mark, as well as, the production of a project titled AD2000. Due to financial constraints, we were unable to complete the productions during the year. The capitalized costs for AD2000 totaling approximately $603,000 were written off and approximately $3,013,000 related to the production of Luke and John was written off due to our decision to discontinue these productions.

Liquidity and Capital Resources

     At December 31, 2001, we had $62,000 in cash and cash equivalents and a working capital deficit of $12,174,000. The primary sources of liquidity to meet our obligations during the year ended December 31, 2001, were provided by sales of approximately $1,324,000 and loans from related parties totaling approximately $3,715,000.

     Net cash provided by operating activities was $677,531 for the year ended December 31, 2001. Inventories increased by a gross amount of $1,273,000 during the year and were financed principally by the manufacturers of the products. Accounts payable and accrued expenses increased by $3,571,000 during 2001 principally from the accrual of estimated settlement expenses, the financing of inventory and the deferral of certain professional and consulting fees and payroll.

     For fiscal year 2002, we anticipate cash needs of approximately $3,750,000, consisting of approximately $1,500,000 for operations, approximately $1,250,000 relating to reductions in accounts and notes payable, and approximately $1,000,000 to begin production activities in connection with a new book of the Bible. We expect these cash needs to be funded by the sale of our Common Stock through private placements. Additionally, we are pursuing financing from several alternative sources to fund new productions of the Bible. Without the successful completion of these private placements, our revenue from operations will not be sufficient to sustain our current working capital obligations and requirements.

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


Additional Cautionary Statements

Limited Operating History

     We began consolidated operations in the fourth quarter of 2000, and we reorganized the Company during the first quarter of 2001. We are still in the development stage and will require substantial additional capital to continue and expand our operations. We will not receive enough operating revenues from our current operations to sustain our continued development unless we are able to obtain substantial additional equity capital or financing. We have used forecasts of potential sales of our existing products, on which to estimate the amount of revenues that our operations could generate. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next twelve months are reasonable, we can not assure you of the accuracy of such estimates.
 We have no basis, other than the opinion of current management, on which to base our estimates the amount of revenues that our operations may generate or our operating or other expenses. We, likewise, cannot assure you that our business strategy will be successful or that we will successfully address our existing difficulties. If we do not address adequately any of these difficulties, our business would likely suffer.


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

Other Business Risks

     Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in the film production and distribution business and the new and rapidly evolving markets such as electronic commerce. Such risks include, without limitation, our ability to successfully negotiate and conclude each of the components necessary to undertake film production for any of the books of the Bible we elect to film; establish, maintain and increase our customer base; our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; our ability to effectively manage rapidly expanding operations; our ability to develop traditional and electronic commerce channels of distribution; our ability to efficiently provide service to customers; production delays; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; competition, including but not limited to the introduction and development of different or more extensive services by direct and indirect competitors, particularly in light of the fact that substantially all of such competitors are much larger and have greater financial, technical and marketing resources than do we; reductions in prices of our products and services as a result of competition or otherwise; governmental regulation; and economic conditions, and other risks specific to our business. To address these risks, we must, among other things, establish, maintain and increase our customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our products and services, improve and provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital. We approximate that we require additional capital in excess of $3,750,000 to pay our accumulated debts and continue our operations, including commencement of certain anticipated productions activities.

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

No Assurance of Profitability; Anticipated Losses

     We anticipate that we will incur net losses for the foreseeable future with respect to our products. The extent of these losses will be dependent, in part, on the amount and rates of growth of our net revenue from production and distribution of existing and new products and electronic commerce. If we were able to commence filming, we anticipate that our operating expenses would increase significantly, especially in the areas of sales and marketing, and, as a result, we will need to generate substantial additional revenues if profitability is to be achieved. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability.

Ability to Successfully Manage Its Anticipated Growth

     We may not be able to successfully manage our plans for growth. If we are successful in developing, producing and distributing new products, our growth will place a significant strain on our technical, financial and managerial resources. As part of our anticipated growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage employees and to maintain close coordination among our technical, accounting, customer support, finance, marketing, and sales staffs. If we are unable to effectively manage our anticipated growth, our business will be adversely affected.

No Ability To Determine Market

     We cannot be certain that our proposed customer base will be sufficiently large to permit the us to justify development of new products. Because our operations are dependent upon our ability to produce and market our products and other services on attractive terms, if we are unable to continuously do so, our business and financial prospects will be materially adversely affected.

Dependence on Key Personnel

     Our performance is substantially dependent on the performance of our executive officers. We do not yet have "key person" life insurance policies on any of our officers, although we expect to obtain such insurance as soon as financial considerations permit. The loss of the services of any of our executive officers or other key employees who may be subsequently hired would have a material adverse effect on our business, the results of our operations and our financial condition. Competition for senior management, film production personnel, actors, musicians and other performance personnel, experienced sales and marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.

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

Intense Competition

     Although we believe that as a result of our exclusive licenses and any additional exclusive licenses that we may obtain, we will not have any direct competition in connection with our video and other products that we develop under such exclusive licenses. In general, however, our present and proposed business is intensely competitive. Substantially all of our existing and potential competitors have longer operating histories, greater name recognition, substantial greater customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect upon our business, results of operations and financial condition.

Risks Associated with Proposed International Operations and Expansion

     A part of our strategy is to offer our products and services in foreign markets. We cannot be sure how acceptable our products and services will be in any foreign market. If revenues from international operations are not adequate to cover the investments in such activities, our business, results of operations and financial condition would be materially and adversely affected. We may experience difficulty in managing international operations as a result of difficulty in locating effective international associates, competition, technical problems, distance, language and cultural differences; and there can be no assurance that we or any of our international associates will be able to successfully market our products and services in foreign markets. We also believe that in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that we will be able to do so. There are certain risks inherent in doing business on an international level, such as, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our proposed future international operations and, consequently, on our business, results of operations and financial condition.

Dependence on Intellectual Property Rights and Distribution Agreements

     Our entire business is dependant upon our exclusive licenses from those entities that own the rights to the versions of the Bible that serve as the foundation for our products and services, as well as, our existing distribution agreement. We can provide no assurance that our license or distribution agreements will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative license or distribution agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition.

     We regard our products and services, the technology associated therewith and our other intangible property as proprietary, and we have and will attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, possess certain copyrights, trademarks, and service marks. We intend to enter into confidentiality or license agreements with our employees, consultants, and others with which we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intend to register our trademarks and service marks in the United States and internationally, and we intend to apply for registration in the United States for a number of trademarks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available and policing unauthorized use our intellectual property and proprietary information is extremely difficult.

     Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property and proprietary rights in our business are uncertain and continue to evolve, and we can provide no assurance as to the future viability or value of any of our proprietary rights. We cannot give any assurance that the steps we have taken have prevented or will prevent misappropriation or infringement of our intellectual property and proprietary information. We would expect that any such infringement or misappropriation, should it occur, would have a material adverse effect on our business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our copyrights, trademarks, service marks and trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

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

Government Regulation

     We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. We cannot provide any assurance that a number of laws or regulations exist or may be adopted with respect to our business or industry relating to such issues as user privacy, taxation, infringement, pricing, quality of services and intellectual property ownership. The existence or adoption of any such laws or regulations may increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Since our business involves the Internet, our business is subject to government regulation relating to the Internet, which could impair our operations. Although there are currently few such laws and regulations, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, exposure to our products and services may decline and result in a loss of demand for our products. This decrease in the demand for our products and services would seriously harm our business and operating results.


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


                    INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants       F-1

Consolidated Balance Sheet                     F-2

Consolidated Statement of Operations           F-3

Consolidated Statement of Changes in           F-4
Stockholders' Equity

Statement of Cash Flows                        F-5

Notes to Financial Statements                  F-6

                                 F-1
                     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Visual Bible International, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Visual Bible International, Inc. and Its Subsidiaries as of December 31, 2001 and 2000,and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31,2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Bible International, Inc. and Its Subsidiaries as of December 31, 2001 and 2000,and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered significant losses from operations during 2000 and 2001 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SAMUEL KLEIN AND COMPANY

Newark, New Jersey
May 7, 2002

                                 F-2
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


ASSETS                                  December   December 31,
                                        31, 2001   2000*

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents                  $62,034       $63,445

 Accounts receivable, net                    13,348        10,655

 Inventories                                539,374        29,391

 Prepaids and other current assets           56,586        65,774

                                         ----------    ----------

  Total Current Assets                      671,342       169,265


Film Costs                                       -      2,784,353

Property and Equipment, Net of               14,000        21,000
Accumulated Depreciation

Intangible Assets, Net of                 1,000,112     1,414,494
Accumulated Amortization

Other Assets                                     -         73,303

                                         ----------    ----------

  Total Assets                           $1,685,454    $4,462,415

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:

 Current portion of notes payable          $360,233    $1,324,175

 Accounts payable and accrued             5,923,437     3,202,025
 expenses

 Deferred revenue                           823,636       600,000

 Due to current and former related        5,737,925     3,732,230
 parties

                                         ----------    ----------

  Total Current and Total                12,845,231     8,858,430
  Liabilities

                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

 Preferred stock, class B,                       -             -
 200,000,000  authorized $.001 par
 value, issued  or outstanding at
 December 31, 2001 and December 31,
 2000

 Common stock, 300,000,000                    2,294           391
 authorized $.001 par value,
 2,293,576 and 390,695 issued and
 outstanding at December 31, 2001
 and December 31, 2000

 Additional paid-in capital              24,684,892     9,117,215

 Receivables from stockholders            (417,060)     (417,060)

 Retained earnings (deficit)           (35,429,903)  (13,096,561)

                                         ----------    ----------
  Total Stockholders' Equity
  (Deficit)                            (11,159,777)   (4,396,015)
                                         ----------    ----------

  Total Liabilities and                  $1,685,454    $4,462,415
  Stockholders' Equity (Deficit)

                                         ==========    ==========

____________________
*  Restated

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-3
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Year       For the Year     For the Year
                                       Ended December     Ended December       Ended
                                           31, 2001          31, 2000      December 31,
                                                                           1999

Sales:

 Royalty income                                 $998,263                $-             $-

 Product sales                                325,277.00       3,073,308.00   4,179,148.00

                                              ----------         ----------     ----------

  Total Sales                               1,323,540.00       3,073,308.00   4,179,148.00



Cost of Goods Sold                             89,663.00       1,506,303.00   1,665,082.00

                                              ----------         ----------     ----------

Gross Profit                                1,233,877.00       1,567,005.00   2,514,066.00



Costs and Expenses:

 Selling, general and administrative        5,133,378.00      10,276,760.00   1,840,008.00

 Royalty expense                              271,817.00          99,054.00     504,086.00

 Settlement expenses                        1,350,000.00         745,736.00             -

Costs relating to stock issued for         13,290,080.00                 -              -
imputed interest expense of
$9,812,500 and general and
administrative expenses of $3,477,580

 Write off of production costs              3,525,295.00       3,616,159.00             -

 Write down of property and equipment                 -          304,759.00             -

                                              ----------         ----------     ----------

                                           23,570,570.00      15,042,468.00   2,344,094.00

                                              ----------         ----------     ----------



Income (Loss)                            (22,336,693.00)    (13,475,463.00)     169,972.00



Foreign Exchange Gain (Loss)                          -         (41,700.00)             -

                                              ----------         ----------     ----------



Net Income (Loss) from Operations        (22,336,693.00)    (13,517,163.00)     169,972.00



Other income (expense)                          3,351.00           1,289.00       6,147.00



Loss from discontinued operations                     -         (64,867.00)             -

                                              ----------         ----------     ----------



Net loss before income taxes             (22,333,342.00)    (13,580,741.00)     176,119.00



Provision (Credit) for Income Taxes                   -        (137,296.00)      47,648.00

                                              ----------         ----------     ----------

Net Income (Loss)                          $(22,333,342)      $(13,443,445)       $128,471

                                              ==========         ==========     ==========



Income (Loss) per Share:  *

 Basic and diluted income (loss) per
 share:

  From Continuing Operations                      $16.14           $(36.03)          $0.35

  From Discontinued Operations                        -              (0.17)            .-.

                                              ----------         ----------     ----------

                                                $(16.14)           $(36.20)          $0.35

                                              ==========         ==========     ==========

Basic and diluted common shares             1,383,675.00         371,411.00     363,471.00
outstanding

                                              ==========         ==========     ==========

____________________
*  Restated

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-4
                    VISUAL BIBLE INTERNATIONAL, INC.
                           AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                          Preferred Stock            Common Stock

                                         Shares     Amount       Shares         Amount

                                         ---------  ---------      ---------     ---------

Balances, December 31, 1998*                 1,000        $10            917            $1

Issuance of shares of common stock            -          -               102             0

Capitalization of Guardian LLC                -          -              -             -

Net Income for the Year                       -          -              -             -

                                         ---------  ---------      ---------     ---------

Balances, December 31, 1999*                 1,000         10          1,019             1

Repurchase of Preferred Shares             (1,000)       (10)           -             -
through the Issuance of Notes Payable

Repurchase of Common Shares through           -          -           (1,018)           (1)
the Issuance of Notes Payable

Issuance of Common Stock in                   -          -           212,500           213
Connection with Reverse Merger

Issuance of Common Stock for Net              -          -           150,971           151
Assets Acquired

Issuance of Common Stock in                   -          -            10,000            10
Connection with Private Placement
Offering I

Issuance of Common Stock in                   -          -            12,158            12
Connection with Private Placement
Offering II

Issuance of Common Stock to                   -          -             5,066             5
Convertible Noteholder

Receivables from Stockholders                 -          -              -             -

Net Loss for the Year                         -          -              -             -

                                         ---------  ---------      ---------     ---------

Balances, December 31, 2000  *                -          -           390,695           391

Issuance of Common Stock in                   -          -            40,000            40
Connection with Private Placement
Offering III

Issuance of Common Stock in                   -          -            83,333            83
Connection with forgiveness of debt

Issuance of Common Stock as                   -          -         1,308,333         1,308
additional loan compensation

Issuance of Common Stock to                   -          -           420,000           420
employees  and consultants

Issuance of Common Stock to                   -          -            51,214            52
registration rights holders

Net Loss for the Year                         -          -              -             -

                                         ---------  ---------      ---------     ---------

Balances, December 31, 2001                   -         $-         2,293,576        $2,294

                                         =========  =========      =========     =========



                              Additional    Retained       Receivables     Total
                              Paid-In       Earnings       from            Shareholders'
                              Capital       (Deficit)      Stockholders    Equity
                                                                           (Deficit)

Balances, December 31, 1998           $1,539       $218,413           $-          $219,963
*

Issuance of shares of common             61            -               -               61
stock

Capitalization of Guardian             2,500           -               -             2,500
LLC

Net Income for the Year                 -           128,471            -           128,471

                                   ---------      ---------       ---------      ---------

Balances, December 31, 1999*           4,100        346,884            -           350,995

Repurchase of Preferred            (274,990)           -               -         (275,000)
Shares through the Issuance
of Notes Payable

Repurchase of Common Shares        (274,995)           -               -         (274,996)
through the Issuance of
Notes Payable

Issuance of Common Stock in            (213)           -               -              -
Connection with Reverse
Merger

Issuance of Common Stock for          37,113           -               -            37,264
Net Assets Acquired

Issuance of Common Stock in        2,849,990           -               -         2,850,000
Connection with Private
Placement Offering I

Issuance of Common Stock in        4,733,693           -               -         4,733,705
Connection with Private
Placement Offering II

Issuance of Common Stock to        2,042,517           -               -         2,042,522
Convertible Noteholder

Receivables from Stockholders           -              -          (417,060)      (417,060)

Net Loss for the Year                   -      (13,443,445)            -      (13,443,445)

                                   ---------      ---------       ---------      ---------

Balances, December 31, 2000*       9,117,215   (13,096,561)       (417,060)    (4,396,015)

Issuance of Common Stock in          284,960           -               -           285,000
Connection with Private
Placement Offering III

Issuance of Common Stock in        1,994,417           -               -         1,994,500
Connection with forgiveness
of debt

Issuance of Common Stock as        9,811,192           -               -         9,812,500
additional loan compensation

Issuance of Common Stock to        3,149,580           -               -         3,150,000
employees and consultants

Issuance of Common Stock to          327,528           -               -           327,580
registration rights holders

Net Loss for the Year                   -      (22,333,342)            -      (22,333,342)

                                   ---------      ---------       ---------      ---------

Balances, December 31, 2001      $24,684,892  $(35,429,903)      $(417,060)  $(11,159,777)

                                   =========      =========       =========      =========

____________________
*  Restated

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Year   For the Year    For the
                                                   Ended          Ended       Year Ended
                                               December 31,   December 31,     December
                                               2001           2000             31, 1999



Cash Flows from Operating Activities:

 Net income (loss)                               $(22,333,342)  $(13,443,445)     $128,471

 Adjustments to reconcile net income (loss)

  to net cash (used in) provided by
  operating activities

   Deferred income taxes                                    -        (70,727)       31,274

   Write down of film cost to net realizable         3,525,295      3,616,159           -
   value

   Write down of inventory                             762,678             -            -

   Reserve for note receivable                         285,514             -            -

   Issuance of common stock                         13,290,080             -           61

   Recoverable income taxes                                 -        (53,386)           -

   Allowance for sales returns                              -         464,975       17,205

   Write down of assets in settlement                       -         745,736        9,209

   Write down of property and equipment                     -         304,759           -

   Reserve against receivables                              -         439,452           -

  Change in operating assets and liabilities:

   Accounts receivable                                 (2,693)      (766,016)      146,092

   Inventories                                     (1,272,661)       (29,391)           -

   Due to/from affiliate                             3,714,681      3,353,237    (332,059)

   Film cost                                         (740,942)    (6,400,512)           -

   Prepaid expenses and other current assets             9,188         49,405       30,985

   Accounts payable and accrued liabilities          2,721,412      2,845,267     (37,609)

   Deferred revenues                                   223,636        600,000           -

  Other assets                                          73,303             -            -

                                                    ----------     ----------   ----------

   Net cash (used in) provided by operating            677,531    (8,027,156)       10,581
   activities

                                                    ----------     ----------   ----------

Cash Flows from Investing Activities:

 Acquisition of property and equipment                      -       (225,099)     (89,574)

 Advance of security deposit                                -        (70,464)           -

 Acquisition of intangibles                                 -              -      (25,000)

                                                    ----------     ----------   ----------

  Net cash used in investing activities                     -       (295,563)    (114,574)

                                                    ----------     ----------   ----------

Cash Flows from Financing Activities:

 Proceeds from issuance of common stock                285,000      7,583,704        2,500

 Payment of notes payable                          (1,173,720)      (117,500)           -

 Receivables from stockholders                              -       (372,060)           -

 Proceeds from note payable financing                  209,778      1,216,675           -

                                                    ----------     ----------   ----------

  Net cash provided by (used in) financing           (678,942)      8,310,819        2,500
  activities

                                                    ----------     ----------   ----------

Net (Decrease) Increase in Cash                        (1,411)       (11,900)    (101,493)



Cash and cash equivalents, beginning of year            63,445         75,345      176,838

                                                    ----------     ----------   ----------

Cash and cash equivalents, end of year                 $62,034        $63,445      $75,345

                                                    ==========     ==========   ==========


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (continued)


                                               For the Year    For the Year    For the
                                              Ended December      Ended       Year Ended
                                                  31, 2001    December 31,     December
                                                              2000             31, 1999



Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the year                             $-             $-         $602

                                                    ==========     ==========   ==========

 Income taxes paid during the year                         $-             $-       $76,795

                                                    ==========     ==========   ==========



Supplemental Disclosure of Noncash Investing and Financing Activities:

 Net assets acquired in reverse merger                     $-         $37,264          $-

                                                    ==========     ==========   ==========

 Convertible notes payable issued for capital              $-        $549,995          $-
 stock repurchases

                                                    ==========     ==========   ==========

 Common stock issued on conversion of                      $-      $2,042,552          $-
 promissory note

                                                    ==========     ==========   ==========

 Common stock issued in connection with                    $-         $21,808          $-
 merger

                                                    ==========     ==========   ==========

 Common stock issued for forgiveness of debt        $1,994,500            $-           $-

                                                    ==========     ==========   ==========

 Acquisition of intangible assets for note                 $-             $-    $1,672,527
payable

                                                    ==========     ==========   ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-6
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2001, 2000 AND 1999


1.   THE COMPANY

Visual Bible International, Inc. ("Visual Bible International" or "the Company") is a global faith-based media company which has secured the exclusive visual and digital rights to popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts.

Visual Bible's mission is to use all forms of media to inspire the lives of present and future generations by carrying God's Word regardless of their religious affiliation, culture or geographic location. The Company intends to acquire additional intellectual property rights, producing new products and intends to build its sales and distribution networks to position itself as the pre-eminent creator and distributor of the word-for-word productions of the Bible.

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

The Visual Bible Exchange Transaction was accounted for as a purchase. However, since the stockholders of Visual Bible acquired approximately 58% of the outstanding shares of Visual Bible International and, therefore, control Visual Bible International, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the Company. This accounting treatment is in accordance with the view of the staff of the Securities and Exchange Commission that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the accounts of Visual Bible International and all of its wholly-owned and majority-owned subsidiaries. The financial statements were derived from the consolidated annual financial statements of Visual Bible which includes its consolidated subsidiary, Visual Entertainment, Inc. ("Visual Entertainment") which was acquired by Visual Bible on June 20, 2000, pursuant to a stock exchange agreement (the "Visual Entertainment Exchange Agreement") and also to reflect the merger (the "Visual Bible Guardian Merger") of Visual Bible with Guardian Productions, LLC. ("Guardian") which occurred on July 14, 2000, and has been retroactively restated within these financial statements. The Visual Bible Guardian Merger has been accounted for in accordance with the accounting treatment required in a reverse merger whereby Visual Bible has been deemed the acquirer for accounting and financial reporting purposes. The historical financial statements presented herein are the restated financial statements of Visual Bible, including its consolidated subsidiary Visual Entertainment, restated to reflect the Visual Bible Guardian Merger as if that merger took place at the beginning of such periods with the financial statements of American Uranium being included as discontinued operations from the date of the Visual Bible Exchange Transaction.

In connection with the Visual Entertainment Exchange Transaction, Visual Entertainment entered into redemption agreements with all of its shareholders but one, and repurchased their shares through the issuance of notes payable totaling $549,995, a portion of which notes in the amount of $369,995 were convertible by the Company into its common stock.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers or upon receipt of royalty reports and payments from distributors. Provisions for discounts and rebates to customers and estimated sales returns and other adjustments are provided for in the same period the related product sales are recorded. For the years ended December 31, 2001, 2000 and 1999, the allowance for estimated sales returns was approximately $0, $465,000 and $32,000, respectively. As of December 31, 2001 and 2000, the Company recorded deferred revenue of $724,000 and $600,000, respectively, for advances received on products with future availability.

Advertising

Costs relating to advertising are expensed as incurred. Advertising expenses of approximately $18,000, $89,000 and $137,000 were included in selling, general and administrative expenses for the years 2001, 2000 and 1999, respectively. Financial Accounting Standards Board FASB 139 and Statement of Position SOP 00-2 now require that entities involved in the film industry which were originally excluded from the scope of SOP 93-7, "Reporting on Advertising Costs," should now account for advertising costs in accordance with the provisions of SOP 93-7, which is the method being used.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes."

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company's customer base was primarily serviced through a single distributor, Thomas Nelson, Inc., in 2001 and CELA Distribution Services, Inc. in 2000 and 1999. Each of these companies accounted for substantially all of the Company's revenues and accounts receivable in each of the years ended December 31, 2001, 2000 and 1999 (see Note 4).

Fair Value of Financial Instruments

The carrying amounts of trade accounts receivable, trade accounts payable, and accrued liabilities in the financial statements approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Impairment of Long-Lived Assets

Financial Accounting Standards Board issued FASB 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB 121 requires that the Company review long-lived assets to be held and used in operations when events and changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets will be considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Accounting by Producers or Distributors of Films

The Financial Accounting Standards Board recently issued FASB 139 which requires that all producers or distributors that own or hold rights to distribute or exploit films follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films." FASB 139 shall be effective for financial statements for fiscal years beginning after December 15, 2000.

SOP 00-2 requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP 00-2 also requires that film costs be amortized and participation costs accrued using the individual-film-forecast-method-computation method which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator).

In addition SOP 00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal yearend exchange rate. The related translation adjustments are required to be recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are required to be translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in net income (loss). Foreign currency realized and unrealized gains and losses for the years presented were not material.

Reverse Stock Splits

On April 4, 2001, pursuant to a corporate resolution of the Board of Directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on April 16, 2001: (i) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares are designated as $.001 par value common shares and twenty-five million shares are designated as $.001 par value preferred shares (the "Combination").

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

On February 4, 2002, pursuant to a corporate resolution of the Board of Directors dated February 4, 2002, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on February 19, 2002: (i) each ten shares of the Company's $.001 par value common stock issued and outstanding on and as of February 18, 2002, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from thirty-three million three hundred thirty-three thousand three hundred thirty-three shares to three million three hundred thirty-three thousand three hundred thirty-three shares, of which two million five hundred thousand shares are designated as $.001 par value common shares and eight hundred thirty-three thousand three hundred thirty-three shares are designated as $.001 par value preferred shares (the "Combination").

All share and per-share amounts in the accompanying consolidated financial statements have been restated to reflect the stock splits referenced above.

Earnings (Loss) per Share

Earnings (loss) per share are based on the weighted average number of common shares outstanding, including common stock equivalents. For the periods reported within these consolidated financial statements, all prior period financial statements have been restated as if the Visual Bible Exchange Transaction, the Visual Entertainment Exchange Transaction and the Visual Bible Guardian Merger took place at the beginning of such periods. Earnings (loss) per share have been restated to reflect this accounting treatment, and the Combination that has been retroactively restated.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3.   GOING CONCERN   CHANGE IN CONTROL AND 2001 CAPITAL TRANSACTIONS

The Company was not able to conclude the financing to complete the production of the book of Mark and therefore indefinitely suspended the production during June 2001. Accordingly, approximately $3,500,000 was written-off associated with this production during the second quarter of 2001. In anticipation of the Company having the ability to complete the production financing, it utilized substantially all of its working capital to finance production activities and, in addition, incurred substantial additional liabilities.

Certain shareholders owning 212,500 shares of the Company's common stock were parties to a shareholder voting agreement (the "Voting Agreement"). On April 4, 2001, pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"), John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd., a British Virgin Islands Corporation ("Pan Zone"). As a result of the Assignment, Pan Zone controlled approximately forty-nine percent (49%) of the Company's issued and outstanding common stock and possessed significant influence over the Company, giving Pan Zone the ability, among other things, to elect a majority of the Board of Directors and approve significant corporate transactions.

As part of this transaction and pursuant to a resolution of the Board of Directors dated March 21, 2001, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 275,000 shares of the Company's common stock (the "Initial Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to extend the payment date to April 2, 2002, and to reduce the interest rate to six percent (6%) in connection with a note of $250,000 and loans and advances totaling approximately $550,000 from Pan Zone to the Company (the "Initial Pan Zone Loan"), payment of which was past due. Likewise, as a part of such resolution, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 833,333 shares of the Company's common stock (the "Second Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to loan the Company the sum of not less than $500,000 nor more than $2,500,000 (the "Second Pan Zone Loan"), which Second Pan Zone Loan provided for interest at six percent (6%) per annum on the amounts outstanding from time to time and was due on April 1, 2002. As of June 30, 2001, Pan Zone had loaned over $3,600,000 to the Company, and the Company issued 1,108,333 shares of the Company's common stock to Pan Zone effective June 19, 2001.

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

As of December 31, 2001, the Company has 2,293,576 shares outstanding, and Pan Zone owns and/or controls 1,125,008 (approximately 49%) of such shares. As a result, Pan Zone possesses significant influence over the Company, and Pan Zone has the ability, among other things, to elect the Board of Directors and approve significant corporate transactions. Such control may also have the effect of delaying or preventing any further change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company which could have a material adverse effect on the market price of the Company's common stock.

As discussed in Note 14, the Company has executed a letter of intent with an entity that will, among other things, arrange for production financing and facilities of at least $7 million. Additionally, this company and Pan Zone will jointly raise equity capital through a private placement of at least $5 million. Without this financing and the capital that is to be generated by these transactions, the Company will not have sufficient cash flow from its operations to meet its obligations. Additionally, the ultimate timing and ability to close these transactions cannot be defined nor assured.

4.   DISTRIBUTION AGREEMENTS AND BUSINESS ALLIANCES

Columbia House

On November 1, 2000, the Company entered into two agreements with The Columbia House Company. One such agreement relates to the Company's video products and the other such agreement relates to its audio products. The Company agreed to assign to The Columbia House Company the exclusive right to manufacture, advertise, market, distribute and sell video products by Direct Response Distribution within the United States, Canada, and Mexico. During February 2002, Visual Bible International, Inc. entered into a termination agreement with Columbia House whereby the Company would pay $41,000 to exit the two agreements. Royalties received from Columbia House during 2001 totaled approximately $5,000.

Stewart House

On November 12, 2000, and subsequently amended in a letter dated
April 19, 2001, the Company executed a distribution agreement with Stewart House Publishing, Inc. ("Stewart House"). The agreement has a term (the "Term") beginning on the date of execution of the Agreement and ending December 31, 2005, unless earlier terminated pursuant to the terms of the Agreement, during which the Company has appointed Stewart House as the exclusive distributor within certain distribution channels (as specified in the agreement) of audio-visual devices embodying programs owned or controlled by the Company (a "Videogram") in the United States and Canada (the "Territory"). During the Term, Stewart House agreed to purchase certain amounts of Videograms at the price specified in the agreement. Payment for Videograms purchased by Stewart House was to be made upon the earlier to occur 30 days from the date that Stewart House received payment from its sale of such Videograms or 180 days after the date of shipment of the Videograms from the Company to Stewart House, provided that Stewart House was permitted to retain a 20% holdback for the possibility of returns. The agreement placed an obligation upon Stewart House to purchase a minimum of 660,000 Videograms during the first year of the Term. Effective September 2001, the Company entered into a termination and release agreement with Stewart House. As part of this agreement, Stewart House agreed to return all inventory and pay the Company a royalty for product sold, less a market and advertising allowance of $150,000.

At December 31, 2001, Visual Bible International recorded a receivable from Stewart House totaling approximately $190,000.
Sales from Stewart House were approximately $380,000 for 2001.

Thomas Nelson

During December 2000, Visual Bible established a strategic alliance with Thomas Nelson, Inc., the predominant distributor of Christian books, Bibles and video products in the United States. The agreement granted Thomas Nelson Inc. the sole and exclusive license to manufacture, market, distribute and sell long form videos embodying programs that Visual Bible produces to Christian bookstores, Christian product distributors, the CBA market, ministries and the church market. Effective September 1, 2001, the Company entered into a new distribution agreement with Thomas Nelson. This new agreement supercedes the December 2000 agreement and expands Nelson's distribution rights to include the mass market and general retail outlets in the United States and Canada. These rights had previously been held by Stewart House.

In addition, the agreement grants Thomas Nelson the nonexclusive right, subject to the prior approval of Visual Bible, to produce, market and distribute a wide variety of ancillary products specifically for the retail marketplace and church leaders.

Thomas Nelson also has the exclusive right, subject to Visual Bible's prior approval, to develop, create, manufacture, represent, distribute and sell certain derivative products such as curriculum for all age groups, including, but not limited to, special topics, special events, quarterly, seasonal and evangelistic materials.

The agreement provides for recoupable advances to the Company not to exceed $2,000,000 and royalty formulas. The agreement also requires the Company to produce and deliver two books of the Bible within the next 24 months, and a total of four books within a five-year time period. At December 31, 2001, unearned revenue related to advances from Thomas Nelson totaled approximately $661,000.

CELA

On January 1, 1998, Visual Entertainment entered into a contractual relationship with a fulfillment service company and a related sales organization, Visual Fulfillment Services, Inc. and its related company, CELA Distribution Services, Inc. (together referred to as "CELA"). CELA provided sales and fulfillment services which included, but were not limited to, making or receiving sales calls, carrying inventory, shipping products, issuing invoices, managing and collecting receivables, remitting collections (net of their fees) to the Company, providing customer relations and communications, and providing sales, collection and receivable information to the Company. On June 30, 2000, the Company gave written notice to terminate the relationship, and in accordance with the contract, both parties' contractual obligations effectively terminated as of September 30, 2000. Under a request by the Company, CELA continued to provide these services for the remainder of 2000 as both the Company and CELA continued to negotiate a final settlement for services rendered and to be rendered during the fourth quarter and for reimbursement of costs incurred by CELA prior to the termination.

On March 15, 2001, the Company and CELA entered into a final settlement agreement which allowed CELA to retain all cash received in the fourth quarter of 2000 and all outstanding receivables due from third party customers with the exception of monies due from Stewart House Publishing, Inc. and Nest Entertainment Inc. totaling approximately $465,000. The total amount of the settlement of approximately $746,000 was reflected as an expense of continuing operations during 2000. In addition, the Company agreed to purchase from CELA all products returned by customers subsequent to December 31, 2000, at the wholesale price, up to the first $700,000 of returns. Additional returns were to be purchased at the actual manufacturing cost. During March 2001, the Company purchased existing inventory for approximately $210,000. During the remainder of 2001, Visual Bible purchased inventory returns from CELA totaling approximately $200,000.

5.   INTANGIBLE ASSETS

Effective as of December 16, 1999, Guardian (predecessor by merger to Visual Bible) concluded an asset purchase agreement (the "Asset Purchase Agreement") with Visual International Pty., Ltd. ("Visual Pty"), a Republic of South Africa corporation, to acquire substantially all of its assets which included the exclusive rights to "The Visual Bible" name, all of its copyrights, trademarks, images and logos and the license rights to produce and distribute visual presentations of all the books of the New International Version of the Bible using the product name The Visual Bible.

Among the assets acquired from Visual Pty were the completed video works of the "Gospel According to Matthew" and "The Book of Acts," along with a variety of ancillary products that are related to and created from these two core products, and the contractual rights granted by the International Bible Society ("IBS") to Visual Pty in March 1994 to produce the remaining books of the Bible using the text of the New International Version of the Bible ("NIV"). During November 2001, Visual Bible International, Inc. renegotiated a new licensing agreement with IBS (see Note 6).

The total purchase price of the assets acquired from Visual Pty was approximately $1,700,000. Guardian paid Visual Pty $25,000 at closing and issued a convertible note payable for the balance of the purchase price. The note did not bear interest and was converted into common stock in November 2000.

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

Intangible assets consisted of the following at December 31:

                                       2001            2000

Bible rights texts                      $1,000,000     $1,000,000

Productions                               $697,527       $697,527

                                        ----------     ----------

                                        $1,697,527     $1,627,527

Less: Accumulated amortization          $(697,415)       $283,033

                                        ----------     ----------

Intangible Assets, net                  $1,000,112     $1,414,494

                                        ==========     ==========


6.   LICENSE AGREEMENT

Effective November 2, 2001, Visual Bible International entered into a new licensing agreement with IBS whereby several matters were settled between the two companies, including royalties owed to IBS. This agreement replaces all prior license agreements between IBS and Visual Pty and any successors to Visual Pty.

The agreement provides for payments totaling $250,000 to IBS for all royalties owed through June 30, 2001. This amount is to be paid based on a schedule beginning in November 2001 and extending through April 2003. Additionally, the Company will pay royalties on future sales of product that uses the NIV text at a rate as defined in the new agreement. At December 31, 2001, the Company has recorded a payable to IBS for royalties totaling approximately $272,000.

In relation to the license of rights, IBS granted Visual Bible International the exclusive right to utilize the NIV text to create word-for-word audio-visual live format productions of the books of the Bible. Included with this license is the condition that the Company must create one production of an NIV book of the Bible over the next two years and one additional NIV book of the Bible every 18 months thereafter through May 2012.

7.   FILM COSTS

During 2000, the Company commenced film production activities associated with the filming of the books of Mark, Luke and John, as well as a production project titled AD 2000. Due to financial constraints, the Company discontinued the productions and wrote off the capitalized cost for the production AD 2000 amounting to $603,000 and also wrote off $3,013,000 of the film pre-production costs for Luke and John. At December 31, 2000, the Company's film costs were comprised of production in progress representing the approximate fair value of the production relating to the film costs of the Gospel of Mark. During June of 2001, the Company indefinitely suspended the production of the book of Mark and, accordingly, wrote off the remaining capitalized costs which totaled approximately $3,525,000.

8.   PROPERTY AND EQUIPMENT


                                2001        2000      Estimated
                                                     Useful Life

Leasehold improvements                 -     $112,434    39 years

Office equipment and             $21,000     $280,340   3-7 years
furniture and fixtures

                              ----------   ----------

Less:

  Accumulated depreciation      $(7,000)    $(67,015)

  Reserve for loss on                  -   $(304,759)
  property and equipment

                              ----------   ----------

Net property and equipment       $14,000      $21,000

                              ==========   ==========


During December 2000, the Company's management decided to concentrate its operations in Nashville, Tennessee, and, accordingly, closed their accounting operations located in Dallas, Texas, and their administrative offices located in Toronto, Canada. The corporate headquarters of the Company remained in Boca Raton, Florida. During April 2001, in connection with these decisions, management elected to establish a reserve for loss on property and equipment and has reflected these assets at their estimated fair value upon disposition or abandonment.

9.   LOANS AND NOTES PAYABLE

The notes payable are comprised as follows at December 31:


                                       2001            2000

Demand notes payable,                     $250,000       $250,000
individuals, non-interest
bearing

Demand note payable,                             -       $166,675
individual, with an implicit
interest rate of 10% per annum
(see Note 12)

Installment note payable with              $75,000       $107,500
former VE shareholder and
officer, periodic payments
during 2001

Bank loan, interest at 7%, due             $35,233              -
March 31, 2002

Note payable, Dagham Film Sar                    -       $800,000
Land Trade, first due February
15, 2001, secured by all titles
and interest, equipment,
intangibles with no limitation
in the Mark, Luke and John film
productions (see Note 12)

                                        ----------     ----------

Total                                     $360,233     $1,324,175

Less: short-term portion                  $360,233     $1,324,175

                                        ----------     ----------

Long-term portion                                -              -

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

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (credit) for income taxes is as follows:

                                 Years Ended December 31,

                                2001        2000         1999

Current                                -   $(137,296)     $16,374

Deferred                               -            -     $31,274

                              ----------   ----------  ----------

                                       -   $(137,296)     $47,648

                              ==========   ==========  ==========




A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:

                                 Years Ended December 31,

                             2001         2000          1999

Taxes at Graduated        $(8,486,670) $(4,524,091)       $44,862
Statutory Rate

Effect of Rate Change                -    $(12,733)             -
on Prior Earnings

Effect of Change of                  -      $11,759             -
Rate for Loss Carryback

Non-deductible Items        $5,126,230     $190,257        $2,786

Increase in valuation       $3,360,440   $4,197,512             -
allowance

                            ----------   ----------    ----------

                                     -   $(137,296)       $47,648

                            ==========   ==========    ==========


Prior to the year ending December 31, 2000, the deferred tax liabilities and assets resulted primarily from the difference in the timing of the recognition of depreciation, accounts receivable, accounts payable and accrued liabilities for financial reporting and income tax purposes. For the year ending December 31, 2000, the Company will report under the accrual basis. The effects of this transition have been reflected in the year 2000 tax expense.

The components of these deferred income tax assets and liabilities and their approximate tax effects as of December 31, 2000, the year of transition, are as follows:

                                    $2,001        2000

Deferred Tax Assets:

 Current:

  Difference in reporting certain                -              -
  assets and liabilities for income
  tax purposes

  Accounts and notes receivable           $149,414       $149,414
  write-down

  Property and equipment write-           $103,617       $103,617
  down

  Tax credits carryforwards                 $3,115         $3,115

  Net operating loss carryforwards      $7,317,492     $3,957,052

  Less: Valuation allowance           $(7,557,952)   $(4,197,512)

                                        ----------     ----------

   Current deferred tax assets             $15,686        $15,686
(liabilities)

                                        ----------     ----------

 Non-Current

  Fixed assets                             $15,686      $(15,686)

                                        ----------     ----------

   Non-current deferred tax assets         $15,686      $(15,686)
(liabilities)

                                        ----------     ----------

Total deferred tax assets                        -              -
(liabilities)

                                        ==========     ==========



As of December 31, 2001, the Company had operating loss carryforwards of approximately $19,000,000, which will begin to expire December 31, 2016. In addition, the Company plans to utilize approximately $193,000 of these losses to carryback against December 31, 1999 and 1998 income, which the Company expects will result in recoverable taxes of approximately $54,000. The Company has reflected this anticipated receivable in the accompanying consolidated balance sheet within other current assets.

11.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into transactions with various affiliates which are described below. As of December 31, 2001 and 2000, the amounts due to or from these affiliates are as follows:


                                                           December 31,

                                                 2001                      2000

                                      Due From     Due To        Due From    Due To

Pan Zone, for various loans and                   -    $3,613,406           -     $800,487
advances as described in Note 3,
interest at 3%, payable on demand
with 30 days' notice after November
30, 2002

Canco Holdings Corp., interest at                 -      $500,000           -            -
3%, payable on demand with 30 days'
notice after November 30, 2002

Paul Wong, a director, interest at                -      $500,000           -            -
3%, payable on demand with 30 days'
notice after November 30, 2002

Former officers, board members and                -      $781,882           -   $2,575,528
consultants for loans and advances

Bauhaus Partners, Ltd.                            -      $198,000           -     $198,000

Beaird Harris & Co., P.C.                         -      $144,637           -     $144,637

Former Shareholders of Visual Bible          $1,511             -      $1,511      $13,578
International, Inc.

Penton                                      $18,764             -     $18,764            -

Visual International Pty. Ltd.             $268,372             -    $268,372            -

Covenant KFT                               $149,909             -    $149,909            -

                                         ----------    ----------  ----------   ----------

                                           $438,556    $5,737,925    $438,556   $3,732,230

Reserve for Related Party Receivables    $(438,556)             -  $(438,556)            -

                                         ----------    ----------  ----------   ----------

                                                  -    $5,737,925           -   $3,732,230

                                         ==========    ==========  ==========   ==========



Certain disputes exist with some of the former related parties listed above that relate to loans, advances or guarantees made on behalf of or by the Company. Some of these matters are described in the following paragraphs of Note 11. Management believes that a settlement can be negotiated related to these disputes and accordingly has provided an estimate of such settlements within accounts payable and accrued expenses.

Penton

Penton Investments, Ltd. ("Penton") was a holder of 1,000 shares of Class B preferred stock and 3,055 shares of Class A common stock of Visual Entertainment prior to the acquisition of Visual Entertainment by Visual Bible. Each of the Class A and B shares were purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued convertible promissory notes in the amount of $302,495, reflecting the fair value of the Visual Entertainment purchased shares. The convertible notes provided the Company with the option to pay the principle payment of the note or to convert the note into common shares of Visual Bible International at a variable conversion price. On November 21, 2000, the Company converted the promissory note into 750 shares of common stock of the Company.

The Company is owed $18,764 from Penton and its former parent, Penton Holdings, Ltd. for monies advanced prior to 1996. The receivable is in the form of a non-interest bearing note that is payable on demand.

During the fourth quarter of 2000, management decided to provide a reserve for the value of the note receivable.

Covenant KFT

During 1996, Visual Entertainment entered into a sublicense distribution agreement with Covenant KFT whereby Visual Entertainment was granted the exclusive rights to distribute The Visual Bible products in the United States, Canada and Mexico. In consideration for these rights, Visual Entertainment was required to pay Covenant KFT an annual royalty effectively equivalent to the greater of 75% of Visual Entertainment's cash flow or $480,000.

The managing director of Visual Pty, the parent corporation of Covenant KFT, is a stockholder of the Company and a former board member of Visual Entertainment. Periodically throughout the term of the distribution agreement, Visual Pty has directed Visual Entertainment to pay certain expenses on behalf of Covenant KFT in lieu of paying required royalties to Covenant KFT. For 1999, the amount paid at the direction of Visual Pty has been reflected in the accompanying consolidated statements of operations as royalty expense to the extent obligated by the distribution agreement. The payments made in excess of the royalty due Covenant KFT are reflected on the accompanying consolidated balance sheet as due from a related party.

During 2000 (see Note 5), the Company acquired the assets of Visual Pty, including the IBS Rights. In connection with the Asset Purchase Agreement, the distribution agreement was acquired with certain of the other assets conveyed by Visual Pty to Guardian. The royalty expense recorded by Visual Entertainment was therefore eliminated in consolidation. The Company, however, has recorded a royalty expense payable to IBS as a result of such circumstances.

During the fourth quarter of 2000, management decided to provide a reserve for the value of the receivable.

LA Entertainment Group, Inc.

The Controlling shareholder of LA Entertainment Group, Inc. ("LAEG") is a stockholder of the Company and a former holder of 10,000 shares of Class A common stock of Visual Entertainment. As discussed above under Penton, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $45,000. During 2000, the Company paid LAEG the full amount of the note. In addition, on November 21, 2000, the Company issued 6,696 shares of the Company's common stock to LAEG, equal to the number of shares to be issued in the event of the conversion of the note. As a result, as of December 31, 2001 and 2000, the Company is owed from LAEG $45,000 which is reflected in the accompanying consolidated balance sheet within stockholders' equity (deficit).

Visual Entertainment entered into a consulting agreement with LAEG whereby LAEG was to be paid $370,000 for consulting services
provided to Visual Entertainment in 1996.   In addition, Visual
Entertainment entered into various other agreements with LAEG related primarily to production and quality control services. These agreements called for the payment of certain base amounts and/or royalties on the sales of certain products by LAEG. The Company and/or Visual Entertainment paid LAEG approximately $0, $4,000, $96,000 and $184,000 in 2001, 2000, 1999 and 1998, respectively, for these additional services and made total payments of approximately $36,000, $209,000 and $314,000 in 2000, 1999 and 1998, respectively, for all services rendered. At December 31, 2001 and 2000, the Company and/or Visual Entertainment owed LAEG $240..

During the fourth quarter of 2000, management decided to provide a reserve for the value of the receivable.

Bauhaus

The controlling shareholder of Bauhaus Partners, Ltd. ("Bauhaus") was, as of December 1999 and through the date of the acquisition of Visual Entertainment by the Company, the acting CEO of Visual
Entertainment.

In March of 1998, Visual Entertainment entered into a consultant agreement, as a guarantor for payment by Visual Pty, with Bauhaus, whereby Bauhaus would provide consulting services related to the creation of an entity to provide additional production financing. The new entity, through Visual Pty, was to pay Bauhaus $15,000 per month, including out-of-pocket expenses, and $250,000 in March 1999, due it from Visual Pty. During 1999, the agreement was modified to increase the monthly consulting fee to $22,000 per month effective April 1999, and also entitled Bauhaus to receive an additional $200,000 also due it from Visual Pty. In addition, during 1999, the agreement was modified to defer payment of the $450,000.

From inception of the agreement, at the request of Visual Pty, Visual Entertainment has paid Bauhaus for consulting and out-of-pocket expenses: $190,231, $216,256 and $170,662 in 2000,
1999 and 1998, respectively.

As of December 31, 2001 and 2000, the Company and Visual Entertainment owed Bauhaus $198,000. In addition, Bauhaus claims that the Company may be contingently liable to pay the $450,000 owed by Visual Pty in the event Visual Pty fails to pay such amount. Should the Company be found ultimately liable for this guarantee, management believes that a settlement can be negotiated related to this contingency and accordingly has provided an estimate of such settlement within accounts payable and accrued expenses.

The Idea Agency

The controlling shareholder of The Idea Agency, Inc. ("TIA") is a shareholder of the Company and a former holder of 5,000 shares of Class A common stock of Visual Entertainment. As discussed above, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $22,500. On November 21, 2000, the Company issued 3,348 shares of the Company's common stock to TIA's controlling shareholder, equal to the number of shares to be issued upon conversion of the note. In addition, the Company may be contingently liable for $150,000 of unpaid services due from Visual Pty to TIA if Visual Pty fails to make these payments. Should the Company be found ultimately liable for this guarantee, management believes that a settlement can be negotiated related to this contingency and accordingly has provided an estimate of such settlement within accounts payable and accrued expenses.

Beaird Harris

During 2000, a partner of Beaird Harris & Co., P.C. ("BHCO") functioned as the acting CFO of Visual Entertainment. During 2000, 1999 and 1998, BHCO performed the internal accounting functions for the Company and/or Visual Entertainment. The Company and /or Visual Entertainment made payments to BHCO of $114,845, $73,152 and $100,860, in 2000, 1999 and 1998, respectively. As of December 31, 2001 and 2000, the Company and/or Visual Entertainment owed BHCO $144,638. In addition, Beaird Harris claims that the Company may be contingently liable for $480,000 of unpaid services due from Visual Pty to BHCO if Visual Pty fails to make these payments. Should the Company be found ultimately liable for this guarantee, management believes that a settlement can be negotiated related to this contingency and accordingly has provided an estimate of such settlement within accounts payable and accrued expenses.

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Subsequent to December 31, 2001, the Company negotiated the termination of its Nashville, Tennessee lease of office space for a fee of $100,000 to be paid on or before April 1, 2002. Accordingly, after considering this transaction, the Company has no long-term lease agreements.

Legal

Legal proceedings were threatened by a production company, Dagham Film Sar Land Trade, against the Company in which the plaintiff was seeking damages of non-payment of an $800,000 promissory note plus other costs incurred by the plaintiff on behalf of the Company. The Company reached a settlement for payment in the amount of $1,700,000, the first payment of $200,000 due upon the execution of such settlement agreement dated April 26, 2001. Additional payments were made totaling $1,000,000 which leaves a balance payable of $500,000 at December 31, 2001. The Company is disputing the remaining $500,000.

Legal proceedings were threatened by a note payable holder against the Company for default of payment in which the plaintiff sought to collect damages for non-payment of approximately $167,000. The Company reached a settlement for payment of the note in three installments due April 6, 2001, April 20, 2001, and April 27, 2001, the total of which is reflected in the consolidated balance sheet under current portion of notes payable as of December 31, 2000. All payments have been paid as scheduled during 2001.

Legal proceedings have been filed with the U.S. District Court of California by the Company and its subsidiaries against several related production entities in which the Company seeks damages for infringement of certain product distribution rights within North America and Europe. These proceedings stem from two agreements dated December 22, 1999, and February 10, 2000, by which the defendant contends he has been granted the rights to distribute Visual Bible product in North America and Europe, respectively. The Company's position is that these agreements are not valid for numerous reasons, the most significant of which is that IBS never approved any transfer of license or distribution rights that is a requirement of the IBS license agreement. Additionally, both agreements were terminated during 2000. In February 2001, a compromise and settlement agreement was reached between the Company and the defendant. As part of the settlement agreement, the Company made payments totaling $460,000 related to the purchase of inventory, reimbursement of legal costs, and distribution rights of products. Through June 30, 2001, the Company had complied with all provisions and payments of the settlement agreement. On June 27, 2001, the defendant filed a counter claim against the Company related to the old legal proceedings and, accordingly, all further payments were suspended beginning in July, as it is the Company's position that the defendant breached the settlement agreement. Currently, the California case is continuing, and it is the Company's position that it will be successful in demonstrating that it has full and clear title to the rights to distribute Visual Bible product on a worldwide basis.

13.  STOCKHOLDERS' EQUITY (DEFICIT)

On April 4, 2001, pursuant to a corporate resolution of the board of directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on April 16, 2001: (i) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares are designated as $.001 par value common shares and twenty-five million shares are designated as $.001 par value preferred shares (the "Combination").

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

On February 4, 2002, pursuant to a corporate resolution of the Board of Directors dated February 4, 2002, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provide that on February 19, 2002: (i) each ten shares of the Company's $.001 par value common stock issued and outstanding on and as of February 18, 2002, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from thirty-three million three hundred thirty-three thousand three hundred thirty-three shares to three million three hundred thirty-three thousand three hundred thirty-three shares, of which two million five hundred thousand shares are designated as $.001 par value common shares and eight hundred thirty-three thousand three hundred thirty-three shares are designated as $.001 par value preferred shares (the "Combination").

All share and per-share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to all of the reverse stock splits. After giving effect to these combinations, the Company had 2,293,576 and 390,695 shares of common stock issued and outstanding at December 31, 2001 and 2000, respectively.

On August 7, 2000, American Uranium and Visual Bible completed the Visual Bible Exchange Transaction. Under the terms of the Visual Bible Exchange Agreement, one share of American Uranium common stock was issued and exchanged for each one share of common stock of Visual Bible outstanding, thereby giving the stockholders of Visual Bible controlling interest in American Uranium. Shortly thereafter, American Uranium changed its name to Visual Bible International, Inc.

The Visual Bible Exchange Transaction was accounted for as a purchase. However, since the stockholders of Visual Bible acquired approximately 58% of the outstanding shares of Visual Bible International, and therefore control Visual Bible International, they will be deemed to be the acquirer and no step up in basis will be reflected and no goodwill will be recorded by the Company. This accounting treatment is in accordance with the view of the staff of the Securities and Exchange Commission that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

In connection with the aforementioned transaction, the Company issued 212,500 shares of its common stock in connection with its acquisition of Visual Bible and issued 150,971 shares of its common stock in connection with the reverse merger with American Uranium resulting in 363,471 shares outstanding after these transactions. The Company made such issuances in reliance upon Section 4 (2) of the Securities Act of 1933, as amended.

During the third quarter of fiscal year 2000, the Company issued 10,000 shares of common stock to four Non-U.S. Person purchasers thereof without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder for net aggregate consideration of approximately $2,850,000 after aggregate placement fees of approximately $150,000 ("Offering One"). The Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering One on behalf of the holders of such shares.

Also, during the third quarter of fiscal year 2000, the Company commenced an offering of up to 25,000 shares of their common stock to Non-U.S. Persons ("Offering Two") without registration under the Securities Act of 1933, as amended in reliance upon Regulation S promulgated thereunder. During September and October 2000, in connection with Offering Two, the Company issued 12,158 shares of common stock for net aggregate consideration of approximately $4,733,705 after placement fees of approximately $372,795. The Company agreed to file a registration statement on an appropriate form as to all of the shares sold in Offering Two on behalf of the holders of such shares.

On November 21, 2000, the Company exercised its conversion privileges contained in the convertible promissory notes dated December 16, 1999, and May 10, 2000, and issued 5,066 shares of its common stock valued at $2,042,522, the original principal balance of the convertible promissory notes. The balance of those notes on November 21, 2000, was $1,670,462 and, therefore, the Company recorded a receivable of $372,060 that has been included in the classification receivables from stockholders as a contra equity account within the stockholders' equity (deficit) section of the Balance Sheet. Included as a part of the 5,066 shares issued are 223 shares that the Company issued, based upon the principal balance of the convertible note of $45,000, to the holder of the convertible note that had been repaid by the Company. Such amount has been included as a receivable from stockholders. The Company intends to seek repayment of these amounts or will attempt to rescind the issuance of any excess common stock issued to these stockholders.

In connection with the change in control that occurred on April 4, 2001, John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd. ("Pan Zone"), a British Virgin Islands corporation pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"). On such date, John Hamilton entered into a reimbursement and settlement agreement with Pan Zone for the benefit of the Company and terminated a consulting agreement dated September 1, 2000 (the "Winchester Agreement"), and transferred and assigned to the Company any and all interests and rights claimed by John Hamilton, if any, in certain distribution rights for Visual Bible within North America. John Hamilton, either individually or through an entity controlled by John Hamilton, will remain as a consultant to the Company in connection with international distribution matters pursuant to an agreement to be negotiated and executed between the Company and John Hamilton. The Company expects to compensate John Hamilton by allocating variable portions, determined based upon the manner in which the product sales occur, of the revenues the Company receives from the sales of certain of its products outside North America.

On June 19, 2001, pursuant to a resolution dated March 21, 2001, the Company issued 275,000 shares of its common stock in consideration of a loan extension and a reduction of interest rate on past due loans and advances of approximately $825,000 outstanding from the Company to Pan Zone as of December 31, 2000. The Company recorded an expense totaling $2,062,500 related to the fair value of the shares issued.

On June 19, 2001, pursuant to a resolution dated March 21, 2001, the Company issued 833,333 shares of its common stock for additional loans extended by Pan Zone in excess of $2,500,000. The Company recorded an expense totaling $6,250,000 related to the fair value of the shares issued.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company sold 40,000 shares of its common stock to third parties for an aggregate consideration of $300,000. Placement fees of $15,000 were paid in connection with this sale.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 100,000 shares of its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Paul Wong in the amount of $500,000 and funds were received in July. The Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 100,000 shares of its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Cerro Capital Alliance in the amount of $500,000. The Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 420,000 shares of its common stock to certain of its employees and consultants in consideration of past and future services. The Company recorded an expense totaling $3,150,000 related to the fair value of the shares issued.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 83,333 shares of its common stock to John Hamilton in settlement of disputed amounts owed him by the Company in excess of $2,000,000.
During 2001, the Company issued 1,535,502 shares of its common stock to several parties in settlement of potential claims and liabilities of the Company. As a result of these issuances, the Company recorded an expense totaling $327,580 related to the fair value of the shares issued.

14.  SUBSEQUENT EVENT

During March 2002, the Company executed a letter of intent with Covenant Film Productions, Inc. ("Covenant"). The letter of intent covers services that may be provided to the Company and its subsidiaries in connection with the development of film adaptations, on a word-for-word basis, of books of the Bible. Covenant will also arrange, jointly with Pan Zone, staged film production financing and facilities in an aggregate of not less than $7,000,000 and equity capital of at least $5,000,000. Execution of definitive agreements and closing are expected to take place following due diligence to be completed on or before May 16, 2002.

In addition, if the definitive agreements are executed and closing occurs, Covenant is expected to be responsible for recruiting senior management and consultants experienced in film production and marketing. For its finder and consulting services, the Company shall pay Covenant fees pursuant to a management agreement of $600,000 per year and reimburse expenses not to exceed $100,000 per year unless approved by the Board of Directors. The annual management fees will be increased by $100,000 per year commencing on completion of the first film, subject to not less than one new film being commenced during each marketing period. The Company will also be responsible for professional services fees related to due diligence and the financing transactions not to exceed $350,000.

On completion of the financing transaction, a success fee will be paid to Covenant, or its designees, totaling 16,500,000 common shares of the Company. If the Company elects to terminate the letter of intent and pending financing transaction, a total of 4,000,000 shares of common stock will be provided to Covenant as liquidated damages.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

     The following sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding Common Stock. Other than as provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address    Age  Positions with the Company

Daniel W. Johnson   57   President and Chief Executive Officer

James G. Petway,    45   Secretary and Chief Financial Officer
Jr. (1)

Anthony Ng          52   Director

Paul Wong           55   Director



(1)We expect that Mr. Petway will resign his positions with us in the very near future. We have not yet found a replacement for Mr. Petway and we can provide no assurance that we will be able to do so.

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

     Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(a) since March 31, 2002, we are not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

Item 10.  Executive Compensation.

     The following tables set forth information with respect to the compensation received for the year ended December 31, 2001 by our executive officers and our other most highly compensated individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2001, 2000 or 1999.

Name and Principal Position  Year     Annual Compensation

                                   Salary    Bonus     Other

John Hamilton, Chief         1999
Executive Officer and                      $0        $0        $0
Director

John Hamilton, Chief         2000
Executive Officer and                $192,285        $0        $0
Director (1)

John Hamilton, Chief         2001
Executive Officer and                      $0        $0        $0
Director

James D. Beatty, Secretary   1999
and Director                               $0        $0        $0

James D. Beatty, Secretary   2000
and Director                               $0        $0        $0

James D. Beatty, Secretary   2001
and Director                               $0        $0        $0

Bess Fotopoulos, President   1999
and Director                               $0        $0        $0

Bess Fotopoulos, President   2000
and Director (2)                      $60,000        $0        $0

Bess Fotopoulos, President   2001
and Director                               $0        $0        $0

Daniel W. Johnson,           1999
President and Director (3)             $1,000        $0        $0

Daniel W. Johnson,           2000
President and Director                $50,000        $0        $0

Daniel W. Johnson,           2001
President and Director (4)           $148,984        $0        $0

James G. Petway,             1999
Jr.,Secretary and Chief                    $0        $0        $0
Financial Officer

James G. Petway,             2000
Jr.,Secretary and Chief                    $0        $0        $0
Financial Officer

James G. Petway,             2001
Jr.,Secretary and Chief              $129,841        $0        $0
Financial Officer (5)

Doug J. McKenzie, Chief      1999
Executive Officer                          $0        $0        $0

Doug J. McKenzie, Chief      2000
Executive Officer                          $0        $0        $0

Doug J. McKenzie, Chief      2001
Executive Officer (1)                $105,000        $0        $0



(1) Paid in the form of consulting fees.

(2) $30,000 paid in the form of consulting fees.

(3) Paid in the form of commissions to The Idea Agency, Inc. by Visual Entertainment. Daniel W. Johnson is the beneficial owner of all of the outstanding equity securities of The Idea Agency, Inc.

(4) Additional salary in the amount of $66,318 for the year 2001 is due to Mr. Johnson but has not been paid by us.

(5) Additional salary in the amount of $27,500 for the year 2001 is due to Mr. Petway but has not been paid by us.

(6) Mr. McKenzie served as our Chief Executive Officer from August 1, 2001 to February 13, 2002.

          STOCK OPTIONS GRANTED IN 2000 FISCAL YEAR

          None


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     As of May 5, 2002, after giving effect to the Combinations we have 2,404,156 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 5, 2002 by: (i) each person who is know to us to own beneficially more than 5% of our Common Stock; (ii) each of our directors and officers; and (iii) all of our directors and officers as a group:

     Name and Address of          Amount of      Approximately
       Beneficial Owner           Beneficial       Percent of
                                 Ownership (1)      Class (1)

Daniel W. Johnson(2)                      66,723              2.8
5115 Maryland Way, Suite 223-W
Brentwood, TN 37027

James G. Petway, Jr.                      66,667              2.7
5115 Maryland Way, Suite 223-W
Brentwood, TN 37027

Anthony Ng (3)(5)                      1,347,008             56.1
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Paul Wong (4)                            104,768              4.3
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Pan Zone Co., Ltd. (5)                 1,125,008             46.8
Jardine House
33 Reed Street
Hamilton HM12 Bermuda

All directors and officers as          1,585,166             66.0
a group (6)

____________________

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from May 5, 2002, have been exercised.

(2) Includes 56 shares of our Common Stock owned by The Idea Agency, Inc. Daniel W. Johnson owns all of the outstanding equity securities of The Idea Agency, Inc.

(3) Includes 1,125,008 shares of our Common Stock owned by Pan Zone Co., Ltd. and 212,500 shares (the "Voting Shares") subject to a voting agreement (the "Voting Agreement"). Pursuant to the Voting Agreement, Anthony Ng exercises voting control over the Voting Shares until August 1, 2002.

(4) Includes 4,768 shares of our Common Stock owned by Marketable
Investments Ltd. Paul Wong beneficially owns all of the outstanding equity securities of Marketable Investments Ltd.

(5) Anthony Ng beneficially owns all of the outstanding equity securities of Pan Zone Co., Ltd.

(6) See Notes above.

Item 12.  Certain Relationships and Related Transactions.

     1.   Penton.

     Penton Investments, Ltd. ("Penton") was a holder of 1000 shares of class B preferred stock and 102 shares of Class A Common Stock of Visual Entertainment prior to the acquisition of Visual Entertainment by us. Each of the class A and B shares were purchased back by us as part of our restructuring plan. In consideration for these shares, Visual Entertainment issued convertible promissory notes in the amount of $302,495. The convertible promissory notes provided us with the option to pay the principle payment of the note or to convert the note into our Common Shares at a variable conversion price. On November 21, 2000, we converted the promissory note into 750 shares of our Common Stock.

     We are owed $18,764 from Penton and it's former parent, Penton Holdings, Ltd. for monies advanced prior to 1996. The receivable is in the form of a non-interest bearing note that is payable on demand. We have not determined whether we will pursue collection of the receivable due from Penton.

     2.   Covenant/Visual Pty.

     During 1996, Visual Entertainment entered into a sublicense distribution agreement with Covenant KFT ("Covenant KFT") whereby Visual Entertainment was granted the exclusive rights to distribute certain products in the United States, Canada and Mexico. In consideration for these rights, Visual Entertainment was required to pay Covenant KFT an annual royalty effectively equivalent to the greater of 75% of Visual Entertainment's cash flow or $480,000.

     The managing director of Visual Pty, the parent corporation of Covenant KFT, is one of our stockholders and is a former board member of Visual Entertainment. Periodically throughout the term of the distribution agreement, Visual Pty has directed Visual Entertainment to pay certain expenses on behalf of Covenant KFT in lieu of paying required royalties to Covenant KFT. We made payments to Covenant KFT in excess of the amounts of royalty due for the benefit of Covenant KFT and/or Visual Pty. We have not determined whether we will pursue collection of the receivables due from Covenant KFT or Visual Pty.

     3.   LA Entertainment Group, Inc.

     The Controlling shareholder of LA Entertainment Group, Inc. ("LAEG") is one of our stockholders and a former holder of 10,000 shares of Class A Common Stock of Visual Entertainment. As discussed above under Penton, each Class A share was purchased back by Visual Entertainment as part of our plan to restructure. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $45,000. During 2000, we paid LAEG in full amount of the note. In addition, on November 21, 2000 we issued 223 shares of our Common Stock to LAEG, equal to the number of shares to be issued in the event of the conversion of the note. As a result we are owed from LAEG $45,000. We have not determined whether we will pursue collection of the receivable due from LAEG.

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

     4.   Bauhaus.

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

     As of December 31, 2001, 2000 and 1999, $198,000 is claimed as due from us by Bauhaus. In addition, we may be liable to pay the $450,000 owed by Visual Pty to Bauhaus in the event Visual Pty fails to pay such amount. We do not believe that we should be required to pay these amounts to Bauhaus.

     5.   The Idea Agency.

     The controlling shareholder of The Idea Agency, Inc. ("TIA") is one of our directors, is our President and Chief Executive Officer, and was a former holder of 5,000 shares of Class A Common Stock of Visual Entertainment. As discussed above, each Class A share was purchased back by Visual Entertainment as part of our plan to restructure. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $22,500. On November 21, 2000 we issued 3,348 shares of our Common Stock to TIA, equal to the number of shares to be issued upon conversion of the note. In addition, we may be liable to pay $150,000 owed by Visual Pty to TIA in the event Visual Pty fails to pay such amount. In the event that we become liable for payment, we believe that a settlement relating thereto can be negotiated.

     6.   Beaird Harris.

     During 2000, a partner of Beaird Harris & Co., P.C. ("BHCO") functioned as the acting CFO of Visual Entertainment. During 2000, 1999 and 1998, BHCO performed the internal accounting functions for us. We made payments to BHCO of $114,845, $73,152 and $100,860, in 2000, 1999 and 1998, respectively. As of December 31, 2001 and 2000, $144,638 is claimed as due from us by BHCO. In addition, we maybe liable for $480,000 of unpaid services due from Visual Pty to BHCO if Visual Pty fails to pay such amounts. We do not believe that we should be required to pay these amounts to BHCO.

     7.   Former Officers, Directors and Consultants.

     John Hamilton. In connection with the change in control that occurred on April 4, 2001, John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"). On such date, John Hamilton entered into an agreement in principal with Pan Zone for the benefit of the Company, terminated a consulting agreement dated September 1, 2000 (the "Winchester Agreement") and transferred and assigned to us any and all interests and rights claimed by John Hamilton, if any, in certain distribution rights. During June of 2001, we and John Hamilton entered in to a settlement agreement (the "Settlement Agreement"), and as a result we issued John Hamilton 83,333 shares of our Common Stock in satisfaction of all amounts due from us to John Hamilton. Simultaneously with the Settlement Agreement, we entered into a consulting agreement with Havendale Corporation (the "Consulting Agreement") in connection with certain international distribution matters. John Hamilton has indicated to us that he may have a business relationship with Havendale Corporation. To the extent that Havendale Corporation performs under Consulting Agreement, we expect to compensate Havendale Corporation as required by the Consulting Agreement.

     Other Parties. In connection with the change in control that occurred on April 4, 2001, certain other then related parties have made claims upon us for amounts claimed as due to such then related parties. We have accepted certain of such claims and have disputed other, but we expect to negotiate a settlement with such parties to resolve all such disputes.

     8.   Pan Zone.

     On June 19, 2001 pursuant to a resolution dated March 21, 2001, we issued 275,000 shares of our Common Stock to Pan Zone in consideration of a loan extension and a reduction of interest rate on past due loans and advances outstanding from us to Pan Zone Co as of December 31, 2000 in the amount of $825,000.

     On June 19, 2001 pursuant to a resolution dated March 21, 2001, we issued 833,333 shares of our Common Stock to Pan Zone in consideration of a three (3%) percent unsecured loan extended by Pan Zone to us in excess of $2,500,000.

     9.   Cerro Capital Alliance.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 100,000 shares of our Common Stock to Cerro Capital Alliance in consideration of a three percent (3%) unsecured loan extended by Cerro Capital Alliance to us in the amount of $500,000. Such loan has been assigned by Cerro Capital Alliance to Canco Holdings, Ltd. Canco Holdings, Ltd. is one of our shareholders. Approximately $412,000 of such loan has been assigned by Canco Holding, Ltd. to Nevada Bob's International, Inc. Nevada Bob's International, Inc. is not one of our shareholder and, we are unaware of any other relationship between us and Nevada Bob's International.

     10.  Paul Wong.

     On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 100,000 shares of our Common Stock to Paul Wong in consideration of a three percent (3%) unsecured loan extended by Paul Wong to us in the amount of $500,000.

     11.  Covenant Film.

     On March 4, 2002 we executed the letter of intent with Covenant Film. If we were to conclude the closing with Covenant Film and if we were successful in raising the required threshold capital in connection with the sale of our Common Stock, we expect to issue approximately 35,000,000 shares of our Common Stock to Covenant Film and certain parties related thereto. If we elect to terminate the letter of intent after performance by Covenant Film, we will issue 4,000,000 shares of our Common Stock to Covenant Film as liquidated damages.

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

3.3     Articles of Incorporation of American Uranium
        Reincorporation, Inc. (2)

3.4     Bylaws of American Uranium Reincorporation, Inc. (2)

3.5     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. (3)

3.6     Bylaws of Visual International, Inc. (3)

3.7     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated April 3, 2001 (4)

3.8     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated September 10,
        2001 (5)

3.9     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated February 19,
        2002(6)

3.10    Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated March 14, 2001
        (7)

3.11    Amendment to the Articles of Incorporation of Visual
        Bible International, Inc., dated March 28, 2002 and filed electronically herewith

9.1     Shareholder Voting Agreement (3)

9.2     Form of Irrevocable Proxy(3)

10.1    Agreement with Stewart House Publishing, Inc. (4)

10.2    Agreement with Thomas Nelson, Inc. (4)

10.3    Agreement with Columbia House, Inc. (4)

21.1    List of Subsidiaries, filed electronically herewith

27.1    Financial Data Schedule


(1) Previously filed with Form 10 of the Company dated May 19, 1999 and incorporated herein by reference.

(2) Previously filed with Schedule 14-A of the Company on June 2, 2000 and incorporated herein by reference.

(3) Previously filed with Form 8-K on August 16, 2000 and incorporated herein by reference.

(4) Previously filed with Form 10-KSB of the Company filed on May 23, 2001 and incorporated herein by reference.

(5) Previously filed with Form 10-QSB of the Company filed on November 11, 2001 and incorporated herein by reference.

(6) Previously filed with Form 8-K on March 26, 2002 and incorporated herein by reference.

(7) Previously filed with Schedule 14-C of the Company filed on March 25, 2002 and incorporated herein by reference.

     (b) Reports on Form 8-K. We did not file any reports on Form 8K during the last quarter covered by this report.

                              SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/14/01                By: /s/ Daniel W. Johnson
                              -----------------------------
                              Daniel W. Johnson, President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                  Title                Date

/s/Daniel W. Johnson     President, Director,      May 14, 2001
Daniel W. Johnson        (chief executive officer)

/s/James G. Petway, Jr.  Secretary (principal      May 14, 2001
James G. Petway, Jr.     financial accounting
                         officer)

/s/Anthony Ng            Director                  May 14, 2001
Anthony Ng

/s/Paul Wong             Director                  May 14, 2001
Paul Wong