Form 10QSB
period 2001-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2002-05-21
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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


      5115 Maryland Way, Suite 223-W, Brentwood, Tennessee 37027
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (615) 377-0767
                            --------------
         (Registrant's Telephone Number, Including Area Code)


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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2002, there were 2,404,156 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]


                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of March 31, 2002 and December
     31, 2001

(b) Consolidated Statements of Operations for the three month periods ended 3/31/02 and 3/31/01

(c) Consolidated Statements of Cash Flows for the three month periods ended 3/31/02 and 3/31/01

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Consolidated Balance Sheets as of March 31, 2002 and December
     31, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


ASSETS                                (unaudited)    (audited)
                                     March 31,     December 31,
                                     2002          2001

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents                  $18,742       $62,034

 Accounts receivable, net                    83,432        13,348

 Inventories                                473,505       539,374

 Prepaids and other current assets           63,586        56,586

                                         ----------    ----------

  Total Current Assets                      639,265       671,342



Film Costs                                       -             -

Property and Equipment, Net of               12,250        14,000
Accumulated Depreciation

Intangible Assets, Net of                   900,112     1,000,112
Accumulated Amortization

Other Assets                                     -             -

                                         ----------    ----------

  Total Assets                           $1,551,627    $1,685,454

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $325,000      $360,233

 Accounts payable and accrued             5,679,127     5,923,437
 expenses

 Deferred revenue                         1,309,316       823,636

 Due to current and former related        5,851,925     5,737,925
 parties

                                         ----------    ----------

  Total Current and Total                13,165,368    12,845,231
  Liabilities

                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

 Preferred stock, class B,                       -             -
 200,000,000  authorized $.001 par
 value, issued  or outstanding at
 December 31, 2001 and December 31,
 2000

 Common stock, 300,000,000                    2,294         2,294
 authorized $.001 par value,
 2,293,576 and 390,695 issued and
 outstanding at December 31, 2001
 and December 31, 2000

 Additional paid-in capital              24,684,892    24,684,892

 Receivables from stockholders            (417,060)     (417,060)

 Retained earnings (deficit)           (35,883,867)  (35,429,903)

                                         ----------    ----------

  Total Stockholders' Equity           (11,613,741)  (11,159,777)
  (Deficit)

                                         ----------    ----------

  Total Liabilities and                  $1,551,627    $1,685,454
  Stockholders' Equity (Deficit)

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the three month periods ended 3/31/02 and 3/31/01



                                       (unaudited)  (unaudited)
                                        For the       For the
                                         Three     Three Months
                                         Months     Ended March
                                      Ended March    31, 2001*
                                        31, 2002     ----------
                                       ----------

Sales:

 Royalty income                            $114,319      $112,593

 Product sales                               77,471        55,672

                                         ----------    ----------

  Total Sales                               191,790       168,265

Cost of Goods Sold                           12,000         7,988

                                         ----------    ----------

Gross Profit                                179,790       160,277

Costs and Expenses:

 Selling, general and administrative        633,754     1,103,686

                                         ----------    ----------

                                            633,754     1,103,686

                                         ----------    ----------

Net Income (Loss) from Operations         (453,964)     (943,409)
before income taxes

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                         (453,964)     (943,409)

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.20)       $(2.28)
 share:

                                         ==========    ==========

Basic and diluted common shares           2,293,576       414,645
outstanding

                                         ==========    ==========

____________________
*  Restated

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the three month periods ended 3/31/02 and 3/31/01


                                          For the      For the
                                           Three        Three
                                           Months      Months
                                        Ended March     Ended
                                          31, 2002   March 31,
                                         ----------  2001
                                                      ----------

Cash Flows from Operating Activities:

 Net income (loss)                         $(453,964)  $(943,409)

 Adjustments to reconcile net income
 (loss) to net cash (used in) provided
 by operating activities

  Depreciation and amortization               101,750      72,750

 Change in operating assets and
 liabilities:

  Accounts receivable                        (70,084)    (51,528)

  Inventories                                  65,869   (608,070)

  Due to/from affiliate                       114,000     899,994

  Prepaid expenses and other current          (7,000)     (1,236)
  assets

   Accounts payable                         (244,310)     487,478

   Deferred revenues                          485,680     127,407

                                           ----------  ----------

   Net cash (used in) provided by             (8,059)    (16,614)
   operating activities

                                           ----------  ----------

Cash Flows from Investing Activities:

 Acquisition of property and equipment             -           -

 Advance of security deposit                       -           -

 Acquisition of intangibles                        -           -

                                           ----------  ----------

  Net cash used in investing                       -           -
  activities

                                           ----------  ----------

Cash Flows from Financing Activities:

 Payment of notes payable                    (35,233)          -

 Proceeds from note payable financing              -      209,778

                                           ----------  ----------

  Net cash provided by (used in)             (35,233)     209,778
  financing activities

                                           ----------  ----------

Net (Decrease) Increase in Cash              (43,292)     193,164

Cash and cash equivalents, beginning           62,034      63,445
of period

                                           ----------  ----------

Cash and cash equivalents, end of             $18,742    $256,609
period

                                           ==========  ==========

Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the period                 $394        $ -

                                           ==========  ==========

 Income taxes paid during the period             $ -         $ -

                                           ==========  ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2002 AND 2001

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements include the accounts of Visual Bible International and all of its wholly owned and majority owned subsidiaries. The interim financial statements and notes thereto do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and notes in the Company's Form 10-KSB dated May 7, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2002.

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

     As part of this transaction and pursuant to a resolution of the Board of Directors dated March 21, 2001, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 275,000 shares of the Company's common stock (the "Initial Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to extend the payment date to April 2, 2002, and to reduce the interest rate to six percent (6%) in connection with a note of $250,000 and loans and advances totaling approximately $550,000 from Pan Zone to the Company (the "Initial Pan Zone Loan"), payment of which was past due. Likewise, as a part of such resolution, the Company authorized the issuance, subsequent to the effective date of the Combination, of up to 833,333 shares of the Company's common stock (the "Second Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to loan the Company the sum of not less than $500,000 nor more than $2,500,000 (the "Second Pan Zone Loan"), which Second Pan Zone Loan provided for interest at six percent (6%) per annum on the amounts outstanding from time to time and was due on April 1, 2002. As of June 30, 2001, Pan Zone had loaned over $3,600,000 to the Company, and the Company issued 33,250,000 shares of the Company's common stock to Pan Zone effective June 19, 2001.

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

     As discussed in Note 7, the Company has executed a letter of intent with an entity that will, among other things, arrange for production financing of at least $7 million. Additionally, this company and Pan Zone will jointly raise equity capital through a private placement of at least $5 million. Without this financing and the capital that is to be generated by these transactions, the Company will not have sufficient cash flow from its operations to meet its obligations. Additionally, the ultimate timing and ability to close these transactions cannot be defined nor assured.

4.   DISTRIBUTION AGREEMENT

     During February 2002, Visual Bible International, Inc. entered into a termination agreement with The Columbia House Company whereby the Company will pay $41,000 to exit two agreements with Columbia House. This fee will only be paid upon the closing of the transaction discussed in Note 7, therefore no liability or expense has been recorded at March 31, 2002. Royalty revenues received by Columbia House during 2001 totaled approximately $5,000.

5.   LEASE

     During March 2002, the Company negotiated a termination of its lease agreement for office space with Bertlesmann TJS, Inc. The termination fee totaled $100,000 and was recorded as a liability at December 31, 2001. Additionally, the Company forfeited a rent deposit totaling $32,000 related to this settlement.

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

     All references to common stock issued and outstanding within these financial statements have been retroactively restated to reflect the combinations of shares that occurred on April 16, 2001, September 25, 2001, and February 19, 2002. After giving effect to all of the stock splits discussed above, the Company had 2,293,576 shares of common stock issued and outstanding at March 31, 2002 and December 31, 2001, respectively.

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

     On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 833,333 shares of its common stock to John
Hamilton in settlement of disputed amounts owed him by the Company in excess of $2,000,000.

     During 2001, the Company issued 51,214 shares of its common stock to several parties in settlement of potential claims and liabilities of the Company. As a result of these issuances, the Company recorded an expense totaling $328,000 related to the fair value of the shares issued.

7.   FINDER AND CONSULTING SERVICES AGREEMENT   LETTER OF INTENT

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

     On completion of the financing transaction, a success fee will be paid to Covenant of 16,500,000 common shares of the Company. If the Company elects to terminate the letter of intent and pending financing transaction, a total of 4,000,000 shares of common stock will be provided to Covenant as liquidated damages.

8.   SUBSEQUENT EVENTS

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements.

Management's Discussion and Analysis

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statements included elsewhere in this report.

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

Results of Operations

     Net sales for the first three months of 2002 totaled approximately $192,000, which closely approximates our sales in fiscal 2001. Gross profit is also very comparable between the first quarters of 2002 and 2001.

     Selling, general and administrative expenses are lower in the first quarter of 2002 compared to 2001 resulting from the reorganization and restructuring of the Company that occurred during 2001. As one example, as of March 31, 2002, the Company had four full-time employees compared to over fifteen employees and consultants during much of the first quarter of 2001.

Liquidity and Capital Resources

     At March 31, 2002, we had approximately $19,000 in cash and cash equivalents and a working capital deficit of approximately $12,526,000. The primary sources of liquidity to meet our obligations during the three months ended March 31, 2002, were provided by royalty advances from our primary distributor totaling $600,000.

     Net cash used in operating activities was $8,000 for the quarter ended March 31, 2002. Other than the net increase in unearned revenue of $486,000, which principally funded our operations, there were no significant changes in the balance sheet.

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

     c).  Not Applicable.

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

     ITEM 5.   OTHER INFORMATION.

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

3.7     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated April 3, 2001 (4)

3.8     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated September 10,
        2001 (5)

3.9     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated February 19,
        2002(6)

3.10    Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. dated March 14, 2001
        (7)

3.11    Amendment to the Articles of Incorporation of Visual
        Bible International, Inc., dated March 28, 2002 (8)

9.1     Shareholder Voting Agreement (3)

9.2     Form of Irrevocable Proxy(3)

10.1    Agreement with Stewart House Publishing, Inc. (4)

10.2    Agreement with Thomas Nelson, Inc. (4)

10.3    Agreement with Columbia House, Inc. (4)

21.1    List of Subsidiaries (8)

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

(8) Previously filed with Form 10-KSB of the Company filed on May 14, 2002 and incorporated herein by reference.

     (b) Reports on Form 8-K. On March 26, 2002 we filed a report on Form 8-K reporting on item 5.

                              SIGNATURES


        In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/21/02                     By: /s/ Daniel W. Johnson
                                   Daniel W. Johnson, President


Date: 05/21/02                     By: /s/ James G. Petway, Jr.
                                   James G. Petway, Jr., Principal
                                   Financial Officer