Form 10QSB
period 2002-06-30
VISUAL BIBLE INTERNATIONAL INC
filed 2002-08-19
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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


     1235 Bay Street, Suite 300, Toronto, Ontario  M5R 3K4 Canada
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (416) 921-9950
                            --------------
         (Registrant's Telephone Number, Including Area Code)


        5115 Maryland Way, Suite 223, West Brentwood, TN 37027
        ------------------------------------------------------
    (Former Name or Former Address, if Changed Since Last Report)


Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 16, 2002, there were 11,629,156 shares of the Registrant's
$.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001

(b) Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

ASSETS                                (unaudited)     (audited)
                                     June 30, 2002   December 31,
                                                         2001

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents               $2,988,080       $62,034

 Cash in escrow                             166,817            -

 Accounts receivable, net                    84,535        13,348

 Inventories                                464,911       539,374

 Prepaids and other current assets          155,610        56,586

                                         ----------    ----------

  Total Current Assets                    3,859,953       671,342



Property and Equipment, Net of               10,500        14,000
Accumulated Depreciation

Intangible Assets, Net of                   800,112     1,000,112
Accumulated Amortization

                                         ----------    ----------

  Total Assets                            4,670,565    $1,685,454

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $360,233

 Accounts payable and accrued             3,591,865     5,923,437
 expenses

  Deferred revenue                        1,225,809       823,636

 Due to current and former related          781,882     5,737,925
 parties

                                         ----------    ----------

  Total Current and Total                 5,824,556    12,845,231
  Liabilities

                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

 Preferred stock, class B,                    1,557            -
 200,000,000  authorized $.001 par
 value, issued  or outstanding at
 December 31, 2001 and December 31,
 2000

 Common stock, 300,000,000                   39,957         2,294
 authorized $.001 par value,
 39,956,824 and 2,293,576 issued
 and outstanding at June 30, 2002
 and December 31, 2001

 Additional paid-in capital              34,278,694    24,684,892

 Receivables from stockholders            (427,060)     (417,060)

 Retained earnings (deficit)           (35,047,139)  (35,429,903)

                                         ----------    ----------

  Total Stockholders' Equity            (1,153,991)  (11,159,777)
  (Deficit)

                                         ----------    ----------

  Total Liabilities and                  $4,670,565    $1,685,454
  Stockholders' Equity (Deficit)

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the six month periods ended June 30, 2002 and June 30, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (unaudited)  (unaudited)   (unaudited)  (unaudited)
                                      For the       For the    For the Six  For the Six
                                       Three     Three Months  Months Ended Months Ended
                                    Months Ended Ended          June 30,     June 30,
                                     June 30,     June 30,     2002         2001
                                    2002         2001           ----------   ----------
                                     ----------    ----------

Sales:

 Royalty income                           $83,508      $201,528     $197,827      314,121

 Product sales                             67,543       165,597      145,014      221,269

                                       ----------    ----------   ----------   ----------

  Total Sales                             151,051       367,125      342,841      535,390

Cost of Goods Sold                         10,000        12,396       22,000       20,384

                                       ----------    ----------   ----------   ----------

Gross Profit                              141,051       354,729      320,841      515,006

Costs and Expenses:

 Selling, general and                     472,680     1,981,831    1,106,435    2,924,680
 administrative

 Costs relating to stock issued           888,000    13,057,500      888,000   13,057,500

 Write off production costs                    -      3,354,458           -     3,515,295

                                       ----------    ----------   ----------   ----------

                                        1,360,680    18,393,789    1,994,435   19,497,475

                                       ----------    ----------   ----------   ----------

Gain on settlement of liabilities       2,056,358            -     2,056,358           -

                                       ----------    ----------   ----------   ----------

Net Income (Loss) from Operations         836,729  (18,039,060)      382,764 (18,982,469)
before income taxes

Provision (Credit) for Income Taxes            -             -            -            -

                                       ----------    ----------   ----------   ----------

Net Income (Loss)                         836,729  (18,039,060)      382,764 (18,982,469)

                                       ==========    ==========   ==========   ==========

Income (Loss) per Share:

 Basic and diluted income (loss)            $0.10     ($106.12)        $0.07    ($131.96)
 per share:

                                       ==========    ==========   ==========   ==========

Basic and diluted common shares         8,662,934       169,995    5,533,546      143,850
outstanding

                                       ==========    ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six   For the Six Months
                                                         Months Ended  Ended
                                                          June 30,     June 30, 2001
                                                         2002              ----------
                                                          ----------

Cash Flows from Operating Activities:                         $382,764       ($18,982,469)

 Net income (loss)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation and amortization                                203,500             145,500

  Gain on settlements                                      (2,056,358)                  -

  Write down of film costs to net realizable value                  -            2,784,353

  Write down of inventory                                           -              350,000

  Issuance of common stock                                          -           13,057,500

 Change in operating assets and liabilities:

  Accounts receivable                                         (71,187)            (26,524)

  Inventories                                                   74,463         (1,629,734)

  Due to/from affiliate                                              -           2,708,266

  Prepaid expenses and other current assets                   (99,024)               9,188

  Accounts payable                                             198,775           1,727,117

  Deferred revenues                                            402,173           (124,121)

  Other assets                                                      -                3,153

                                                            ----------          ----------

   Net cash (used in) provided by operating activities       (964,894)              22,229

                                                            ----------          ----------

Cash Flows from Investing Activities:

 Cash in escrow                                              (166,817)                  -

 Acquisition of property and equipment                              -                   -

 Advance of security deposit                                        -                   -

 Acquisition of intangibles                                         -                   -

                                                            ----------          ----------

  Net cash used in investing activities                      (166,817)                  -

                                                            ----------          ----------

Cash Flows from Financing Activities:

 Payment of notes payable                                     (35,233)           (976,795)

 Proceeds from note payable financing                               -              709,778

 Proceeds from issuance of common stock                      4,092,990             285,000

                                                            ----------          ----------

  Net cash provided by (used in) financing activities        4,057,757              17,983

                                                            ----------          ----------

Net Increase in Cash and Cash Equivalents                    2,926,046              40,212

Cash and cash equivalents, beginning of period                  62,034              63,445

                                                            ----------          ----------

Cash and cash equivalents, end of period                    $2,988,080            $103,657

                                                            ==========          ==========

Supplemental Disclosure of Cash Flow Information:

 Interest paid during the period                                  $394              $5,132

                                                            ==========          ==========

 Income taxes paid during the period                              $ -                 $ -

                                                            ==========          ==========

Supplemental Disclosure of Noncash Investing and
Financing Activities:

 Common stock issued on conversion of promissory note               -           $2,014,500

                                                            ==========          ==========

 Common and preferred stock issued on conversion and        $5,430,032                  -
 settlement of debt

                                                            ==========          ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 2002

1.   THE COMPANY

Visual Bible International, Inc. ("Visual Bible International" or
"the Company") is a global faith-based media company that owns, through certain license agreements, the exclusive visual and digital rights to popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts.

Visual Bible's mission is to use all forms of media to inspire the lives of present and future generations by carrying God's Word to everyone on earth regardless of their religious affiliation, culture or geographic location. The Company is seeking to acquire additional intellectual property rights, is actively pursuing the production of new products and is building its sales and distribution networks in order to position itself as the pre-eminent creator and distributor of the word-for-word productions of the Bible.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying financial statements consolidate the accounts of Visual Bible International and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, dated May 7, 2002 for the year ended December 31, 2001.

The statements of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

Earnings (Loss) per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather then being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.

The Company will adopt both SFAS 142 and 144 for its fiscal year beginning January 1, 2002 and management has determined that the adoption of these two pronouncements will not have a material effect on its operating results or financial condition.

3.   LIQUIDITY - SIGNIFICANT CORPORATE EVENT

During March, 2002, the Company entered into an agreement with Covenant Film Productions, Inc. ("Covenant") in which Covenant will provide for the development of film adaptations, on a word-for-word basis of books of the Bible, film production financing and assistance in raising additional equity capital.

During June, 2002, the Company completed a private placement equity financing totaling $4.5 million and issued 9,020,000 shares of common stock. The proceeds of this financing will be used for general corporate purposes and to provide the Company with working capital.

In conjunction with this financing, the Company has also reached an agreement with the holders of $4.6 million of its outstanding debt. Under the terms of this agreement, the debtholders exchanged their interest as to $500,000 for 10 million common shares and approximately $4.1 million for 1,556,728 preferred shares of the Company, which are convertible at the rate of one share of preferred for one share of common stock at $2.75 per share until December 31, 2005.

In addition Covenant, on behalf of the Company, reached agreement with various of its vendors and settled outstanding debt and claims totaling $2,598,266 for cash payments of $503,033 and 777,500 shares of its common stock valued at $38,875 which resulted in the Company recognizing a gain of $2,056,358 on these settlements.

After the equity financing, debt reduction transactions and other third party facilities to finance the Company's future productions Covenant, or its designees, and other parties received 17,460,169 common shares of the Company and Visual Bible will have approximately 40 million common shares outstanding.

4.   DISTRIBUTION AGREEMENT

During February 2002, Visual Bible International, Inc. entered into a termination agreement with The Columbia House Company whereby the Company paid $45,000 to terminate two agreements with Columbia House

5.   NASHVILLE OFFICE LEASE

During March 2002, the Company negotiated a termination of its lease agreement for office space in Nashville, Tennessee. The termination fee totaled $100,000 and was recorded as a liability at December 31, 2001 and paid in June, 2002. Additionally, the Company forfeited a rent deposit totaling $32,000 related to this settlement.

6.   COMMITMENTS AND CONTINGENCIES

Production Management Agreement

In connection with the Covenant transaction, as described in Note 3, the Company entered into a 7 year management and production agreement with JBM Entertainment, Inc. ("JBM"). JBM is headed by Joel B. Michaels, who brings to the Company experience in the film industry, including 25 years as a producer. His films have received a total of 6 Academy Award nominations.

Under the agreement JBM will be primarily responsible for all aspects of the creative development, production and marketing for all of the Company's filmed productions including recruiting senior management and consultants experienced in these areas. JBM will receive an annual fee of $600,000 plus reimbursement of expenses.. The fee will be increased by $100,000 per year commencing on completion of the first film, subject to not less than one new film being commenced during each fifteen month marketing period.

Board of Directors and Advisory Committee

Visual Bible also announced the appointment of a new board of directors and an advisory committee. The new board of directors includes Dr. Steven Small, who has assumed the role of Chairman.
Dr. Small has acted as a founder and director of several public and private companies including Newcourt Credit Group, and Capital Partners Corporation. He is joined on the board by Dr. Jon S. Dellandrea, Professor of Faculty Management, University of Toronto, Pamela Wallin, Peter Richardson, Professor Emeritus, Center and Department for the Study of Religion, University of Toronto, Maurice Colson, an independent investment banker and Moshe Safdie, an internationally renowned architect. Pamela Wallin recently resigned as a requirement of her appointment as Canadian Consul General to the United States of America. Contemporaneous with the appointment of the new board of directors, the previous members of the board of directors and President resigned.

Effective June 1, 2002, the Company entered into a five year agreement with Dr. Small to serve as Chairman of the Board. The agreement provided a stock grant of 100,000 shares of the Company's common stock and annual compensation of $90,000. The annual compensation shall automatically be increased on June 1 of each and every year during the term by 5% over and above the past year's annual compensation.

The Company's advisory committee includes distinguished academic theologians representing a broad spectrum of religious persuasions.
The role of the advisory committee will be to collaborate in the creative development and film producing process relating to the appropriate choice of books of the Bible, including sequence and translations, for film adaptation and the production design thereof.
 The members of the Advisory Committee will serve a term of three years, renewable, and receive compensation as determined by management.

New Office Lease.

The Company entered into a sub-lease agreement with its Chairman of the Board or a Company controlled by him for office space in Toronto, Canada. The Agreement provides for temporary space from June to September 30, 2002 at the existing rate of approximately $6 per square foot, net. Commencing October 1, 2002, the rate will change to the fair market 5 year renewal rate of approximately $9 per square foot net for approximately 6,000 square feet of space.

In addition, the Company issued 200,000 shares of its common stock in consideration for existing leasehold improvements, furnishings, fixtures and equipment.

IBS Dispute

On April 25, 2002 the Company received a letter from the International Bible Society ("IBS") terminating their agreement based upon, among other things, alleged nonpayment of royalties by the Company. The Company does not believe that the IBS termination is justified and the Company's counsel has advised IBS of this position.

The Company continues to attempt to settle this matter and has deposited $166,817 in escrow with its attorney during these negotiations. This amount is segregated on the June 30, 2002 consolidated balance sheet.

Employment Agreement

The Company entered into a five year employment agreement commencing June 1, 2002 with its Executive Vice President and Chief Financial Officer. The agreement provides for an initial annual base salary of $192,500. The salary will increase 12.5% in the second year and will be not less than $300,000 in year three, with 12.5% annual increases in years four and five.

7.   STOCKHOLDERS' EQUITY (DEFICIT)

On April 15, 2002, pursuant to an action by written consent of the majority of the Company's stockholders, the Company's Articles of Incorporation were amended and restated to increase the authorized shares of common stock from 2,500,000 shares to 300,000,000 shares, par value $.001 and to increase the authorized shares of preferred stock from 833,000 to 200,000,000 shares, par value $.001.

All references to common stock issued and outstanding within these financial statements have been retroactively restated to reflect the 1 for 2, 1 for 3 and 1 for 10 combinations of shares that occurred on April 16, 2001, September 25, 2001 and February 19, 2002 respectively. After giving effect to all of the stock combinations discussed above, the Company had 39,956,824 and 2,293,576 shares of common stock issued and outstanding at June 30, 2002 and December 31, 2001, respectively.

Item 2.   Management's Discussion and Analysis.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements included elsewhere in this report. The discussion may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements, which express that we "believe", "anticipate", "expect", or "plan to", as well as, other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements.

Overview

     We are a global, faith-based media company that has secured the exclusive visual and digital rights to versions of the Bible. We have produced and successfully released the word-for-word books of Matthew and Acts.

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

     Our primary strengths are our intellectual property rights to the visual representation of popular versions of the Bible and our sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations. We have received exclusive licenses for the film rights for the word-for-word film adaptations of the Good News Translation, New International Version, Contemporary English Version, and Holman Christian Standard Version of the Bible.

     We intend to utilize our intellectual property rights as the basis to build a global distribution system for faith-based, audio-visual products. Past distribution of such products has been primarily focused on the traditional Christian marketplace. We believe the opportunity continues to exist to take our products into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where, we believe, the potential for sales is substantial.

     Our distribution agreement with Thomas Nelson, Inc., a major distributor of faith based products, provides Thomas Nelson with the exclusive license to distribute videos through the mass market, general retail outlets, the Christian Booksellers Association and the church markets in the United States. During the third quarter of 2001, we executed a termination agreement with Stewart House Publishing, Inc. as to our existing distribution agreement. Prior to the termination, Stewart House had distributed our products to the general or mass market in the United States and Canada. We are continuing to pursue strategic relationships with the United Bible Societies.

Results of Operations

     Net sales for three month period ended June 30, 2002 of $151,051 were approximately 59% less than the net sales amount of $201,528 for the corresponding 2001 period as no new product or repackaging of existing product was available. For the six month period ended June 30, 2002, net sales totaled $342,841, a decrease of 36% as compared to the six month period ended June 30. 2001. The explanation for the decrease in the 2002 second quarter was the primary reason for the decline in net sales for the six month period ending June 30, 2002 when compared to the corresponding period a year earlier.

     The impact of limited resources was reflected in the reduction in selling, general and administrative expenses as the second quarter total of $472,680 was 138% or $1,509,000 lower than the three month period ended June 30, 2001. In addition, at the end of the 2002 second quarter the Company had only one employee whereas in the corresponding period a year ago there were approximately 10 employed. For the six month period ended June 30, 2002, Selling, general and administrative expense of $1,105,436 were 63% lower than the corresponding 2001 period, primarily as a result of the decline experienced in the 2002 second quarter.

     Costs of $888,000 related to the issue of stock in the second quarter of 2002 were $12.2 million lower than the first quarter of 2001 as the Company issued common stock valued at $1,110,000 for services rendered as compared to the issue of $5,930,000 in the 2001 second quarter for similar reasons.

     In the 2002 second quarter the Company had a gain of $2,056,358 related to the negotiation, settlement and reduction of liabilities.
 There was no corresponding settlements in the previous 2001 periods.

Liquidity and Capital Resources

     At June 30, 2002 the Company had $3.2 million in cash and cash equivalents and a working capital deficit of $2.0 million as compared to $104,000 in total cash and a working capital deficit of $9.4 million at June 30, 2001. The substantial improvement in these measurements arose as a result of the issue of $4.5 million in common stock for cash, the conversion of $4.6 million of debt into equity and the settlement of debt which resulted in a $2.1 million gain.

     For the remainder of the 2002 fiscal year, the Company anticipates that it require approximately $2.5 million in cash to carry on its operations and business plan.

PART II.  OTHER INFORMATION


     ITEM 2.   CHANGES IN SECURITIES.

a).  Not Applicable.

b).  Not Applicable.

c).

     1. On June 17, 2002, we issued an aggregate of 205,000 shares of our common stock (the "Initial Settlement Shares") to four parties in settlement of outstanding claims against us in the aggregate amount of approximately $826,000. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     2. On July 17, 2002, we issued 8,970,000 shares of our common stock to 32 Non-U.S. Persons for an aggregate of $4,485,000 in cash (the "Recent Regulation S Offering"). There were no commissions or discounts associated with such issuance of our common stock except that we paid approximately $78,000 in finder's fees, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S promulgated thereunder. Each of the parties to whom securities were issued in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     3. On July 17, 2002, we issued 50,000 shares of our common stock to 1 Accredited Investor (as such term is defined under the Securities Act) for an aggregate of $25,000 in cash (the "Recent Regulation D Offering"). There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith.
     We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Rule 506 under Regulation D promulgated thereunder. The party to whom securities was issued in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. The certificate representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     4. Our Board of Directors, at a meeting held on June 12, 2002, authorized the issuance of our securities as described hereinafter below. As of the date hereof, the securities so authorized have not been issued, but we expect to do so in the near future. The effect upon us of the issuance of such securities is discussed in Item 5, below. Accordingly, the authorized issuance of our securities is as follows:

          A. In connection with certain Regulation S offerings previously undertaken by us (collectively, the "Prior Offerings") and in order to settle various claims advanced by the purchasers of our common stock sold pursuant thereto, including but not limited to continuing claims against us for failure to timely file a registration statement, our Board of Directors authorized the issuance of 1,573,500 shares of common stock (the "Regulation S Supplemental Shares") to 13 parties (the "Regulation S Shareholders"). There will be no commissions or discounts associated with the issuance of the Regulation S Supplemental Shares, such Regulation S Supplemental Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved.
               Each of the parties to whom the Regulation S
               Supplemental Shares will be issued in connection foregoing, will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that all parties that will acquire the Regulation S Supplemental Shares pursuant to the foregoing will have had knowledge and experience in financial matters such that they will be capable of evaluating the merits and risks of acquisition of the Regulation S Supplemental Shares. All certificates representing the Regulation S Supplemental Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          B. In connection with certain requirements of the Small Consulting Agreement (as same is described in Item 5 below), our Board of Directors authorized the issuance of 100,000 shares (the "Small Shares") of our common stock to Dr. Steven Small (Dr. Small became one of our Directors subsequent to the authorization of the issuance of the Small Shares, see Item 5, below). There will be no commissions or discounts associated with the issuance of the Small Shares, such Small Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Small Shares, Dr. Small will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Dr. Small will have had knowledge and experience in financial matters such that he will be capable of evaluating the merits and risks of acquisition of the Small Shares. All certificates representing the Small Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          C. In connection with certain leasehold improvements provided by Capital Partners ("Capital Partners") under a sublease agreement (the "Sublease") with Capital Partners (as same is described in Item 5 below), our Board of Directors authorized the issuance of 200,000 shares (the "Capital Partners Shares") of our common stock to Capital Partners (Capital Partners is controlled by Dr. Steven Small who became one of our Directors subsequent to the authorization of the issuance of the Capital Partners Shares, see Item 5 below). There will be no commissions or discounts associated with the issuance of the Capital Partners Shares, such Capital Partners Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
               Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Capital Partners Shares, Capital Partners will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Capital Partners will have had knowledge and experience in financial matters such that Capital Partners will be capable of evaluating the merits and risks of acquisition of the Capital Partners Shares. All certificates representing the Capital Partners Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          D. In connection with the recognition by our Board of Directors of that certain employees, consultants and other parties associated with us (collectively, the "Entitled Parties") are largely responsible for our management, growth and protection of our business, and to provide an incentive for such Entitled Parties to continue to provide their services to us, our Board of Directors authorized the issuance of 2,796,668 shares of common stock (the "Entitled Parties Shares") to 7 Entitled Parties. There will be no commissions or discounts associated with the issuance of the Entitled Parties Shares, such Entitled Parties Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. Each of the parties to whom the Entitled Parties Shares will be issued in connection foregoing, will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that all parties that will acquire the Entitled Parties Shares pursuant to the foregoing will have had knowledge and experience in financial matters such that they will be capable of evaluating the merits and risks of acquisition of the Entitled Parties Shares. All certificates representing the Entitled Parties Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          E. In connection with certain outstanding debts due from the Corporation (the "Pan Zone Debt") to Pan Zone Company, Ltd. ("Pan Zone") and in order to settle the Pan Zone Debt, our Board of Directors authorized the issuance of 10,000,000 shares of our common stock (the "Pan Zone Common Shares") to Pan Zone in exchange for the discharge by Pan Zone of $500,000.00 of the Pan Zone Debt. Before the issuance of the Pan Zone Common Shares, Pan Zone owned approximately 1,125,000 shares(approximately, 10%) of our common stock (See Item 5 below). There will be no commissions or discounts associated with the issuance of the Pan Zone Common Shares, such Pan Zone Common Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Pan Zone Common Shares, Pan Zone will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Pan Zone will have had knowledge and experience in financial matters such that Pan Zone will be capable of evaluating the merits and risks of acquisition of the Pan Zone Common Shares. All certificates representing the Pan Zone Common Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          F. In connection with closing of certain transactions (the "Transactions") between us and Covenant Film Productions, Inc. ("Covenant"), as such Transactions are described in Item 5 below, our Board of Directors authorized the issuance of 13,500,000 shares of our common stock (the "Covenant Parties Shares") to 6 parties (the "Covenant Parties"). We anticipate that we will have a business relationship will some or all of the Covenant Parties (see Item 5 below). There will be no commissions or discounts associated with the issuance of the Covenant Parties Shares, such Covenant Parties Shares are not convertible or exchangeable and there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Covenant Parties Shares, the Covenant Parties will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that the Covenant Parties will have had knowledge and experience in financial matters such that the Covenant Parties will be capable of evaluating the merits and risks of acquisition of the Covenant Parties Shares. All certificates representing the Covenant Parties Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          G. In connection with the remainder of the Pan Zone Debt due to Pan Zone and in order to settle the balance of the Pan Zone Debt, our Board of Directors authorized the issuance of 1,184,364 shares of Series B Preferred Shares (the "Pan Zone Preferred Shares") to Pan Zone. Before the issuance of the Pan Zone Preferred Shares, Pan Zone owned approximately 1,125,000 shares(approximately, 10%) of our common stock (See Item 5 below). There will be no commissions or discounts associated with the issuance of the Pan Zone Preferred Shares, such Pan Zone Preferred Shares are convertible and exchangeable (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the preferred stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Pan Zone Preferred Shares, Pan Zone will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Pan Zone will have had knowledge and experience in financial matters such that Pan Zone will be capable of evaluating the merits and risks of acquisition of the Pan Zone Preferred Shares. All certificates representing the Pan Zone Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          H. In connection with outstanding debts due from us (the "Canco Holdings Debt") to Canco Holdings Corp. ("Canco") and in order to settle the Canco Debt, our Board of Directors authorized the issuance of 186,909 shares of Series B Preferred Shares (the "Canco Preferred Shares") to Canco. Before the issuance of the Canco Preferred Shares, Canco owned approximately 100,000 shares(less than 1%) of our common stock (See
               Item 5 below). There will be no commissions or discounts associated with the issuance of the Canco Preferred Shares, such Canco Preferred Shares are convertible and exchangeable (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the preferred stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Canco Preferred Shares, Canco will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Canco will have had knowledge and experience in financial matters such that Canco will be capable of evaluating the merits and risks of acquisition of the Canco Preferred Shares. All certificates representing the Canco Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          I. In connection with outstanding debts due from us (the "Wong Debt") to Paul Wong ("Wong") and in order to settle the Wong Debt, our Board of Directors authorized the issuance of 185,455 shares of Series B Preferred Shares (the "Wong Preferred Shares") to Wong. Before the issuance of the Wong Preferred Shares, Wong (along with the shares owned by Marketable Investments, Inc., which is beneficially owned by Wong)owned approximately 104,768 shares (less than 1%) of our common stock (See Item 5 below). Likewise, at the time of the authorization of the Wong Preferred Shares, Wong was a member of our Board of Directors (See Item 5 below). There will be no commissions or discounts associated with the issuance of the Wong Preferred Shares, such Wong Preferred Shares are convertible and exchangeable (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the preferred stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Wong Preferred Shares, Wong will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Wong will have had knowledge and experience in financial matters such that Wong will be capable of evaluating the merits and risks of acquisition of the Wong Preferred Shares. All certificates representing the Wong Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     Upon issuance of our common shares as described in items A through F above, we anticipate that approximately 40,000,000 shares of our common stock will be outstanding and that after issuance of our the preferred shares as described items G through I above, we anticipate that approximately 1,557,000 shares of our Series B Preferred Stock will be outstanding. Each 1 share of Series B Preferred Stock may be converted, at the election of the holders thereof, into 1 share of our common stock (see Item 5, below). Accordingly, in the event that the approximate 1,557,000 shares of our Series B Preferred Stock is issued and is converted into our common stock, an additional 1,557,000 shares of our common stock will be outstanding. (See Item 5, below).

     d).  Not Applicable.

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

     On March 28, 2002 we amended our Amended and Restated Articles by filing a Certificate of Designation in connection with our Series
A Preferred Stock. We have not issued any Series A Preferred Stock and we do not expect that any Series A Preferred Stock will be issued.

     ITEM 5.   Other Information.

a). On March 4, 2002, we executed a letter of intent with Covenant Film Productions, Inc. ("Covenant"). The letter of intent covers services that were to be provided by Covenant to us and our subsidiaries in connection with, among other things, the development of film adaptations, on a word-for-word basis, of Books of The Bible. We executed definitive agreements (the "Transaction Agreements") and the closing of the transactions contemplated by the Transaction Agreements (the "Covenant Transaction") occurred on June 13, 2002 (the "Covenant Transaction Closing Date"). Pursuant to the Transaction Agreements, Covenant or its assignee, is responsible to, among other things, recruit senior management and consultants experienced in film production and marketing for us. In addition, the Transaction Agreements provide that Covenant or its assignee will advise us on the recruitment of individuals to augment our Board of Directors and to assemble an advisory committee of theological scholars to collaborate with us in the creative development and film production processes. Covenant assigned its rights and obligations under certain of the Transaction Agreements to JBM Entertainment, Inc.(see Item 4, c.), below). As a condition of the closing under the Transaction Agreements, we were required, among other things, to raise capital for general corporate purposes. Accordingly, on the Covenant Transaction Closing Date, we concluded the Recent Regulation S Offering (see Item 2. c). 2., above) and the Recent Regulation D Offering (see Item 2. c). 3., above. Prior to the Covenant Transaction Closing Date, our then board of directors authorized the issuances of our shares of common stock as described in Item 2. c). 4., above.

b.) In connection with the Covenant Transaction, Covenant was entitled to and our board of directors authorized the issuance of 13,500,000 shares of our common stock to Covenant and certain of its designees. In that regard, we expect that Covenant will receive approximately 11,925,000 shares of our common stock and, at the direction of Covenant, Deluxe Laboratories, Inc. ("Deluxe Laboratories") will receive 125,000 shares of our common stock, Deluxe Video Services, Inc. ("Deluxe Video") will receive 125,000 shares of our common stock, Think Film will receive 325,000 shares of our common stock, Waterloo Capital Corporation will receive 500,000 shares of our common stock and Joel B. Michaels will receive 500,000 shares of our common stock. Daniel Colson is the beneficial owner of Portland Holdings, Inc. ("Portland") and is the brother of Maurice J. Colson, one of the members of our current board of directors (see Item o. below). Portland purchased 2,500,000 shares of our common stock in the Recent Regulation S Offering.

c.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors reviewed the management, production and administration agreement (the "Management Agreement") to be executed by us and JBM Entertainment, Inc. ("JBM"), as the assignee of Covenant under certain of the Transaction Agreements and authorized us to execute the Management Agreement. The Management Agreement provides, among other things, that for a period of 7 years JBM will be primarily responsible for all aspects of our creative development, production and marketing for all of our filmed productions and shall recruiting senior management and consultants experienced in these areas for us. JBM is owned and controlled by Joel B. Michaels. Mr. Michaels acquired 500,000 shares of our common stock at the direction of Covenant (see item b, above). Under the Management Agreement, JBM will receive an annual fee of $600,000 plus reimbursement of expenses, and the fee will be increased by $100,000 per year commencing on completion of our first film, provided that we commence not less than one new film during each subsequent fifteen month marketing period.

d.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors approved an amendment to our articles of incorporation to create a class of preferred shares designated as our Class B Preferred Shares (the "Class B Preferred Shares"). A summary of what we currently believe will be the relative rights and preferences of the Class B Preferred Shares (although such summary is qualified in its entirety by reference to the amendment to our Articles of Incorporation that is actually filed by us with the Secretary of State of Florida)is as follows:

     1.   Dividends.

          A. Each issued and outstanding share of Series B Preferred Stock shall entitle the holder of record thereof to receive, when, as and if declared by the Board of Directors, out of any funds legally available therefor, dividends of eight and one quarter cents ($0.0825) annually per share (the "Dividend Amount") of the Series B Preferred Stock (subject to adjustment as hereinafter set forth). Dividends shall be paid in the form of cash and shall be paid semi-annually on each June 30 and December 31 (each date being a "Dividend Due Date") with respect to such semi annual period (or in the case of the first dividend payment, the period commencing on the date of issuance) ending on the day immediately preceding such Dividend Due Date.

          B. In the event of a split or subdivision of the outstanding shares of Series B Preferred Stock, or the combination or the outstanding shares of Series B Preferred Stock, as the case may be, the dividends provided for herein shall automatically and without any further action be decreased, in the case of a split or subdivision, or increased, in the case of a combination, in proportion to the increase or decrease in the number of shares of Series B Preferred Stock outstanding immediately before such split, subdivision or combination.

     2.   Priority.

          A. So long as any Series B Preferred Stock shall be outstanding, no dividends, whether in cash or property, shall be paid or declared, nor shall any other distribution be made, on our common shares or any other security junior to the Series B Preferred Stock as to dividend rights, unless all dividends on the Series B Preferred Stock for all past semi annual dividend periods and the full dividends for the then current semi annual period shall have been paid or declared and duly provided for.

          B. We may issue, in the future, without the consent of holders of the Series B Preferred Stock, other series of preferred stock which rank on parity with or junior to the Series B Preferred Stock as to dividend and/or liquidation rights. The consent of the holders of a majority of the outstanding Series B Preferred Stock is required for the issuance of any series or preferred stock which is senior as to dividend and/or liquidation rights to the Series B Preferred Stock.

     3. Redemption Rights. In the event that any Series B Preferred Stock is outstanding subsequent to December 31, 2005, we may, at the option of our Board of Directors, at any time or from time to time thereafter, redeem the whole or any part of the then outstanding shares of the Series B Preferred Stock upon not less than thirty (30) days prior written notice duly given at a redemption price of $2.75 per share, subject to appropriate adjustment in the event of a stock split or subdivision or a stock combination of the Series B Preferred Stock, plus accrued and unpaid dividends through the date of redemption (collectively, the "Redemption Price").

     4. Liquidation. Upon our liquidation, dissolution or winding up, whether voluntary or involuntary (a "Liquidation"), the then holders of record of the Series B Preferred Stock shall be entitled to receive, before and in preference to any distribution or payment of our assets or the proceeds thereof may be made or set apart for the holders of our common stock or any other security junior to the Series B Preferred Stock in respect of distributions upon Liquidation out of our assets legally available for distribution to its stockholders, an amount in cash equal to $2.75 per share (subject to adjustment if the number of Series B Preferred Stock has been adjusted pursuant hereto (the "Liquidation Preference") plus accrued and unpaid dividends, if any, on each such share on the date fixed for the distribution to the holders of Series B Preferred Stock and any other series of preferred stock then outstanding ranking on parity with the Series B Preferred Stock upon liquidation ("Parity Stock") and in the event our assets legally available for distribution to our stockholders shall be insufficient to permit payment in full of the Liquidation Preference to the holders of the Series B Preferred Stock and Parity Stock, then the entire assets and funds of the Corporation legally available for distribution to such holders of the Series B Preferred Stock and the Parity Stock then outstanding shall be distributed ratably among the holders of the Series B Preferred Stock and Parity Stock based upon the proportion the total amount distributable on each share upon liquidation bears to the aggregate amount available for distribution on all Series B Preferred Stock and on all such Parity Stock.

     5.   Voting Rights.  For so long as the Series B Preferred
          Stock is outstanding, each share of the Series B Preferred Stock shall entitle the holder thereof to vote on all matters to be voted on by the holders of the Common Stock; and the number of votes per share of Series B Preferred Stock such holder shall be entitled to shall be equal one
          (1) vote for each one (1) shared of Series B Preferred Stock.

     6.   Conversion.

          A. Each share of the Series B Preferred Stock shall be convertible, at the option of the respective holders thereof, at any time after the date of issuance and prior to redemption, at the office of any transfer agent for the Series B Preferred Stock, or if there is none, then at the office of the transfer agent for our common stock, or if there is no such transfer agent, at our principal executive office, into fully paid and non-assessable shares of Common Stock into one (1) share of Common Stock for each one (1) share of Series B Preferred Stock (the "Conversion Price"), subject to adjustment from time to time in certain instances, as hereinafter provided. The right to convert the Series B Preferred Stock called for redemption shall terminate at the close of business on the last business day prior to the date fixed for redemption, unless default is made in payment of the Redemption Price.

          B. The Conversion Price shall be subject to adjustment from time to time in case we shall (i) issue Common Stock as a dividend or distribution on any class of the capital stock of the Corporation; (ii) split or otherwise subdivide its outstanding Common Stock;
               (iii) combine the outstanding Common Stock into a smaller number of shares; or (iv) issue by reclassification of its shares of capital stock of the Corporation (whether pursuant to a merger or consolidation or otherwise), the Conversion Price in effect on the record date for any stock dividend or the effective date any such other event shall be increased (or decreased in the case of a reverse stock split) so that the holder of each share of the Series B Preferred Stock thereafter be entitled to receive, upon the conversion of such share, the number of shares of our common stock or other capital stock which it would own or be entitled to receive immediately after the happening of any of the events mentioned above had such share of the Series B Preferred Stock been converted immediately prior to the close of business on such record date or effective date. Likewise, in case of any reclassification or similar change of our outstanding shares of common stock (other than as set forth immediately above), or in case of the consolidation or merger of us with another corporation, or the conveyance of all or substantially all of our assets in a transaction in which holders of our common stock receive shares of stock or other property including cash, each share of the Series B Preferred Stock shall thereafter be convertible only into the number of shares of stock or other securities or property, including cash, to which a holder of the number of shares of our common stock deliverable upon conversion of such Series B Preferred Stock would have been entitled upon such reclassification, change, consolidation, merger or conveyance had such share been converted immediately prior to the effective date of such event.

     7. Payment of Taxes. We will pay any taxes that may be payable in respect of any issue or delivery of shares of Common Stock on conversion of Series B Preferred Stock.
     8. Notice. Each share of the Series B Preferred Stock shall entitle the holder thereof to notice of any special or annual meetings of the holders of our common stock in the same manner as notice given to the holders of the common stock under the Florida Business Corporation Act.

e.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors approved the issuance of the Pan Zone Preferred Shares, the Canco Preferred Shares and the Wong Preferred Shares (all as such issuances are described in Item 2. C). 4. G., H., and I above).

f.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors reviewed the Small Consulting Agreement between us and Dr. Steven C. Small. The term of the Small Consulting Agreement is for five years from June 1, 2002 and provides for annual compensation to Dr. Small in the amount of $90,000, which annual compensation shall automatically increase each year of the term thereof by 5% of the prior year's compensation. In addition, the Small Consulting Agreement provides for our immediate issuance of 100,000 shares of our common stock to Dr. Small. During the term of the Small Consulting Agreement, Dr. Small will serve as the chairman of our board of directors.
     Dr. Small is the beneficial owner of Capital Partners Corporation ("Capital Partners") and of Thornguard Productions, Inc. ("Thornguard Productions"). We executed a sublease with Capital Partners (see Item h.), below) and issued 200,000 shares of our common stock to Capital Partners in connection with our acquisition of certain leasehold improvements under the sublease and Thornguard Productions purchased 500,000 shares of our common stock in our Recent Regulation S Offering.

g.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors recognized the necessity for us to engage in certain business transactions through a wholly owned Ontario, Canada subsidiary, authorized us to undertake any and all necessary actions to establish Visual Bible International (Canada) Inc.(the "Canada Subsidiary") and to establish bank accounts for us and the Canada Subsidiary at such Canadian banks as determined appropriate by our officers.

h.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors reviewed a sublease agreement (the "Sublease Agreement") for executive offices for our Canada Subsidiary between our Canada Subsidiary and Capital Partners. The Agreement provides for the sublease by our Canada Subsidiary of approximately 6,000 square feet of office space from Capital Partners at the net rate of approximately $6.00 per square foot from June to September 30, 2002 at the existing rate of approximately $6 per square foot. Commencing October 1, 2002, the rental rate will change to the then fair market rent which we believe will be approximately $9 per square foot net. The sublease, likewise, provides for our acquisition of certain existing furniture and other leasehold improvements for the 200,000 shares of our common stock described in Item 5. f.), above.

i.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors authorized Covenant to negotiate settlements with various of our creditors. As a result, we expect to reach agreement with various of our creditors to settle outstanding debt and debt claims in excess of $2,500,000 for cash payment of approximately $510,000 and the issuance of approximately 778,000 shares of our common stock. We may, likewise, negotiate settlements with other parties, but we are, currently, unable to accurately determine the amount or terms of such settlements.

j.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors authorized the issuance of 2,796,668 shares of our common stock to the Entitled Parties (see Item 2. c). 4. D., above).

k.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors authorized us to engage Harold Kramer as our executive vice president and chief financial officer and to enter into a five year employment agreement with Mr. Kramer. The employment agreement provided for a 5 year term commencing on June 1, 2002, and provides for an initial annual base salary of $192,500. Such salary will increase 12.5% in the second year and will be not less than $300,000 in the third year with 12.5% annual increases in each of years four and five of the term.

l.) In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors appointed 5 new members to the board of directors. The 5 new members of the board of directors are Dr. Steven Small, Dr. Jon
     S. Dellandrea, Pamela Wallin, Peter Richardson and Maurice Colson. Shortly after her appointment, Pamela Wallin resigned as a requirement of her appointment as Canadian Consul General to the United States of America, and Moshe Safdie was appointed as Ms. Wallin's replacement. Dr. Steven Small has been appointed as the chairman of our board of directors. After the appointment of the 5 new members of our board of directors, Daniel W. Johnson, Anthony Ng and Paul Wong resigned as directors, Daniel W. Johnson resigned as our president and James G. Petway resigned as our chief financial officer.

m.) Our board of directors has appointed an advisory committee which includes distinguished academic theologians representing a broad spectrum of religious persuasions. The role of the advisory committee will be to collaborate with us in the creative development and film production process and to assist us with the choice of the appropriate books of the Bible to adapt into film productions, the suggested sequence thereof and the biblical translation and production design therefor. The members of the Advisory Committee will serve a term of three years, which will be renewable and will receive such compensation as may be determined from time to time by our board of directors or our officers.


n.) On the date hereof, after the issuance of the Initial Settlement Shares and the shares of our common stock issued in connection with the Recent Regulation S Offering Shares and the Recent Regulation D Offering and after giving effect to the issuance of our common stock in connection with those matters described in Item 2. C. 4. A - F above, but without giving effect to any conversion of the Class B Preferred Shares (See "Item 2., above) we would have had approximately 39,800,000 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 19, 2002 of (1) each person who is know to us to own beneficially more than 5% of our common stock, (2) each of our directors and officers and (3) all of our directors and officers as a group:

Name and Address of          Amount of        Approximate
Beneficial Owner             Beneficial       Percent of
                             Ownership (1)    Class (1)

Harold Karmer                                0              0.0


Dr. Steven Small                    800,000(2)              2.0

Dr. Jon S. Dellandrea                        0              0.0

Peter Richardson                             0              0.0

Maurice Colson                    1,250,000(3)              3.1

Moshe Safdie                                 0              0.0

Pan Zone, Inc. (4)
Jardine House
33 Reed Street
Hamilton HM12 Bermuda               11,125,000             28.0

Covenant Film Productions,                                 30.0
Inc.                                11,925,000

Portland Management                                         6.3
Limited(5)                           2,500,000

AGF Canadian Growth Equity           2,357,034              6.0
Fund

All directors and officers           2,050,000              5.1
as a group (6)



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

(2) Includes 500,000 shares issued to Thornguard Productions, Inc. ("Thornguard") in connection with the Current Regulation S Offering. Dr. Small beneficially owns all of the outstanding equity securities of Thornguard. Also includes 200,000 expected to be issued to Capital Partners Corporation ("Capital Partners") in connection with the Sublease Agreement (see Item 5. h)., above. Dr. Small beneficially owns all of the outstanding equity securities of Capital Partners.

(3)Includes the 1,143,334 to be issued to Mr. Colson as an Entitled Party (see Item 5. j)., above).

(4) Includes the shares of our common stock owned by Anthony Ng.
Anthony Ng beneficially owns all of the outstanding equity securities of Pan Zone, Inc.

(5)Mr. Daniel Colson beneficially owns all of the outstanding equity securities of Portland Management Limited. Mr. Daniel Colson is the brother of Mr. Maurice Colson, one of the members of our board of directors.

(6) See Notes above.


o.) Executive Officers and Directors. The following table sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Other than as otherwise provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address                   Positions with the Company
                           Age

Harold Kramer                  63  Executive Vice President and
1235 Bay Street                    Chief Financial Officer
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Dr. Steven Small               54  Director, Chairman of the
1235 Bay Street                    Board of Directors
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Dr. Jon S. Dellandrea          52  Director
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Peter Richardson               67  Director
42 St. Andrews Gardens
Toronto, Ontario M4W 2E1
Canada

Maurice Colson                 60  Director
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

Moshe Safdie                   64  Director
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada




     Harold Kramer has been acting as our executive vice president, secretary and chief financial officer since June 1, 2002. Mr.
Kramer is a chartered accountant and has over 30 years experience with many operational and financial aspects of business operations. Mr. Kramer served as Vice President Business Operations &
Development for Deluxe Laboratories from September 2000 until becoming associated with us. From July, 1999 until his association with Deluxe, Mr. Kramer was an independent professional consultant and from January of 1997 through June of 1999, Mr. Kramer served President of Broadway Joe's and Chief Financial Officer of two affiliates of Broadway Joe's involved in separate business operations.

     Dr. Steven Small has been a director and our chairman of our board of directors since June 12, 2002. Steven Small a D.D.S. degree from the University of Toronto along with a specialty degree in Anaesthesiology. Dr. Small created a highly successful professional partnership as founder and managing partner of the largest dental group of its kind in North America. Over the past 25 years, Dr. Small has taught at the University of Toronto as an Associate Professor of Anaesthesia. Currently, Dr. Small devotes approximately 80% of his business time to his various venture capital and merchant banking businesses and activities. Dr. Small's investment acumen, acquired through extensive experience, has resulted in a wide variety of significant investment holdings through Thorngard Capital Corporation. Dr. Small has participated in sourcing, analysis, negotiation, structuring, financing and management within a wide variety of investment sectors during the spectrum of economic cycles. Dr. Small has served as a member of many boards of directors and on committees of both private and public companies. Dr. Small is currently a Director of Capital Partners Corporation, Thorngard Capital Corporation and Knightsbridge Human Capital Management.

     Dr. Jon S. Dellandrea has been a director since June 12, 2002. Jon S. Dellandrea earned Bachelor of Arts, a Masters of Education and a Doctor of Education from the University of Toronto. From 1994 to date, Dr. Dellandrea serves as Vice President and Chief Advancement Officer and Professor of faculty management at the University of Toronto, and serves as President of the University of Toronto Crown Foundation. Dr. Dellandrea is the recipient of various honors and awards and has chaired and served in several capacities with renowned boards and foundations.

     Professor Peter Richardson has been a director since June 12, 2002. Professor Richardson earned a Bachelor of Architecture from the University of Toronto, Bachelor of Divinity from Knox College, Toronto and a Doctor of Philosophy from Cambridge University. Currently, Professor Richardson is Professor Emeritus, Center and Department for the Study of Religion, at the University of Toronto. Over the years, Professor Richardson has received various honors and fellowships, has chaired and served in several capacities on renowned boards and foundations and has published and edited works in the fields of architecture and religion.

     Maurice Colson has been a director since June 12, 2002. Mr. Colson earned a Bachelor of Arts at Loyola College and a Masters of Business Administration from McGill University. From 1991 to the present Mr. Colson has been an independent investment banker serving in various capacities, including Vice Chairman of Brenark Securities and Executive Vice President of Dominick and Dominick. Mr. Colson has extensive investment banking experience.

     Moshe Safdie has been a director since August 14, 2002. Moshe Safdie earned a Bachelors degree in Architecture from McGill University. For approximately the past 30 years, Mr. Sadfie has been controlling and driving force of Moshe Safdie and Associates, a noted architectural firm with over 14 major complexes currently under construction, including the Khalse National Museum of the Sikhs in Punjab, India, the Yad Vashem Holocaust Museum in Jerusalem, Israel and the United States Institute of Peace Headquarters in Washington, D.C. Mr. Safdie is an internationally renowned architect and over the past decade has been awarded with numerous major cultural and educational commissions throughout the United States, and with many awards, honorary degrees and civil honors, including the Order of Canada and the Gold Medal of the Royal Architectural Institute of Canada. Likewise, Mr. Safdie has been a prolific writer on the theory and practice of architecture and has participated in several films.

p.)  Executive Compensation.

     We have entered into an employment agreement with Harold Kramer whereby Mr. Kramer will serve as our executive vice president and chief financial officer. The employment agreement provided for a 5 year term retroactively commencing on June 3, 2002, and provides for an initial annual base salary of $192,500. Such salary will increase 12.5% in the second year and will be not less than $300,000 in the third year with 12.5% annual increases in each of years four and five of the term.

     We have entered into a consulting agreement with Dr. Steven C. Small whereby Dr. Small will serve as the chairman of our board of directors. The term of the consulting agreement is for five years from June 1, 2002 and provides for annual compensation to Dr. Small in the amount of $90,000, which annual compensation shall automatically increase each year of the term thereof by 5% of the prior year's compensation. In addition, the consulting agreement provides for our immediate issuance of 100,000 shares of our common stock to Dr. Small. Dr. Small is the beneficial owner of Capital Partners Corporation ("Capital Partners") and of Thornguard Productions, Inc. ("Thornguard Productions"). We executed a sublease with Capital Partners and issued 200,000 shares of our common stock to Capital Partners in connection with our acquisition of furniture and other leasehold improvements thereunder and Thornguard Productions purchased 500,000 shares of our common stock in our Recent Regulation S Offering.

     We expect to enter into additional employment and consulting agreements with other individuals and entities to provide us with such services we may deem appropriate from time to time. We are not presently able to calculate the total annual dollar cost to us in connection with such additional employment and consulting agreements. Likewise, we expect that as a part of such additional employment and consulting agreements, and in order to attract such parties, we may, provide such parties with our common stock or options or warrants to acquire shares of our common stock. We are not presently able to calculate the total number of our shares or the amount of such options or warrants that may be offered.

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

99.1    Sarbanes-Oxley Certification (9)


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

(9) Filed electronically herewith.

     (b)  Reports on Form 8-K.

     On March 26, 2002 we filed a report on Form 8-K reporting on item 5.

                              SIGNATURES


        In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VISUAL BIBLE INTERNATIONAL, INC.



Date: 08/19/02                     By: /s/ Harold Kramer
                                   Harold Kramer, Executive Vice
                                   President



Date: 08/19/02                     By: /s/ Harold Kramer
                                   Harold Kramer, Principal
                                   Financial Officer