Form 10QSB
period 2002-09-30
VISUAL BIBLE INTERNATIONAL INC
filed 2002-11-20
CIK 1073876

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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


                            (416) 921-9950
                            --------------
           (Issuer's Telephone Number, Including Area Code)


        5115 Maryland Way, Suite 223, West Brentwood, TN 37027
        ------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                          Since Last Report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act after the distribution of securities under a plan confirmed by a court:

                          YES [X]   NO [  ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2002, there were 39,949,324 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001

(b) Consolidated Statements of Operations for three month periods ended September 30, 2002 and September 30, 2001 and for the nine month periods ended September 30, 2002 and September 30, 2001

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities and Use Of Proceeds.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

ASSETS                                (unaudited)    (audited)
                                       September   December 31,
                                        30, 2002   2001

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents               $2,402,408       $62,034

 Cash in escrow                             166,817            -

 Accounts receivable, net                    86,342        13,348

 Inventories                                460,976       539,374

 Prepaids and other current assets           56,973        56,586

                                         ----------    ----------

  Total Current Assets                    3,173,516       671,342

Film Cost, Production in Process            342,567             -

Property and Equipment, Net of               19,878        14,000
Accumulated Depreciation

Intangible Assets, Net of                   780,112     1,000,112
Accumulated Amortization

                                         ----------    ----------

  Total Assets                            4,316,073    $1,685,454

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $360,233

 Accounts payable and accrued             3,599,442     5,923,437
 expenses

  Deferred revenue                        1,190,453       823,636

 Due to related parties                     781,882     5,737,925

                                         ----------    ----------

  Total Current and Total
  Liabilities                             5,796,777    12,845,231

                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

 Preferred stock, class B,                    1,557            -
 8,333,333  authorized $.001 par
 value, 1,556,728 and 0 issued  or
 outstanding at September 30, 2002
 and December 31, 2001

 Common stock, 25,000,000                    39,957         2,294
 authorized $.001 par value,
 39,956,824 and 2,293,576 issued
 and outstanding at September 30,
 2002 and December 31, 2001

 Additional paid-in capital              34,278,694    24,684,892

 Receivables from stockholders            (427,060)     (417,060)

 Retained earnings (deficit)           (35,373,852)  (35,429,903)

                                         ----------    ----------
  Total Stockholders' Equity
  (Deficit)                             (1,480,704)  (11,159,777)

                                         ----------    ----------

  Total Liabilities and                  $4,316,073    $1,685,454
  Stockholders' Equity (Deficit)
                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for three month periods ended September 30, 2002 and September 30, 2001 and for the nine month periods ended September 30, 2002 and September 30, 2001


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (unaudited)  (unaudited)   (unaudited)  (unaudited)
                                      For the       For the      For the      For the
                                       Three      Three Months   Nine Months  Nine Months
                                    Months Ended  Ended          Ended        Ended
                                      September    September     September    September
                                      30, 2002      30, 2001     30, 2002     30, 2001
                                     ----------    ----------   ----------   ----------

Sales:

 Royalty income                           $35,356      $315,594     $233,183      627,715

 Product sales                             20,834        49,170      165,848      270,439

                                       ----------    ----------   ----------   ----------

  Total Sales                              56,190       362,764      399,031      898,154

Cost of Goods Sold                          4,000         7,000       26,000       27,384

                                       ----------    ----------   ----------   ----------

Gross Profit                               52,190       355,764      373,031      870,770

Costs and Expenses:

 Selling, general and                     641,658     1,371,211    1,748,093    4,295,891
 administrative

 Costs relating to stock issued             2,900             -      890,900   13,057,500

 Write off production costs                    -              -           -     3,515,295

                                       ----------    ----------   ----------   ----------

                                          644,558     1,371,211    2,638,993   20,868,686

                                       ----------    ----------   ----------   ----------

Gain on settlement of liabilities         254,858            -     2,311,216           -

                                       ----------    ----------   ----------   ----------

Net Income (Loss) from Operations       (337,510)   (1,015,447)       45,254 (19,997,916)
before Other Income

Other Income

 Interest Income                           10,797             -       10,797            -

Net Income (Loss) before Taxes          (326,713)   (1,015,447)       56,051 (19,997,916)


Provision (Credit) for Income Taxes            -             -            -            -

                                       ----------    ----------   ----------   ----------

Net Income (Loss)                       (326,713)   (1,015,447)       56,051 (19,997,916)

                                       ==========    ==========   ==========   ==========

Income (Loss) per Share:

 Basic and diluted income (loss)          ($0.01)       ($0.44)        $0.00     ($18.51)
 per share:

                                       ==========    ==========   ==========   ==========

Basic and diluted common shares        39,956,824     2,282,145   17,007,971    1,080,385
outstanding

                                       ==========    ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and September 30, 2001

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the       For the Nine
                                                         Nine Months      Months Ended
                                                         Ended         September 30, 2001
                                                           September       ----------
                                                           30, 2002
                                                          ----------

Cash Flows from Operating Activities:

 Net income (loss)                                             $56,051       $(19,997,916)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

  Depreciation and amortization                                223,500             218,250

  Gain on settlements                                      (2,311,216)                  -

  Write down of film costs to net realizable value                  -            2,784,353

  Write down of inventory                                           -              450,000

  Reserve for note receivable                                       -              285,513

  Issuance of common stock                                          -           13,057,500

 Change in operating assets and liabilities:

  Accounts receivable                                         (72,994)           (205,242)

  Inventories                                                   73,398         (1,397,118)

  Film Costs                                                 (342,567)                   -

  Due to/from affiliate                                              -                   -

  Prepaid expenses and other current assets                      (387)            (64,173)

  Accounts payable                                             461,210           1,767,120

  Deferred revenues                                            366,817           (170,086)

  Other assets                                                      -               41,417

                                                            ----------          ----------

   Net cash (used in) provided by operating activities     (1,541,188)         (3,230,382)

                                                            ----------          ----------
Cash Flows from Investing Activities:

 Cash in escrow                                              (166,817)                  -

 Acquisition of property and equipment                         (9,378)                  -

 Advance of security deposit                                        -                   -

 Acquisition of intangibles                                         -                   -

                                                            ----------          ----------

  Net cash used in investing activities                      (176,195)                  -

                                                            ----------          ----------

Cash Flows from Financing Activities:

 Payment of notes payable                                     (35,233)         (1,297,900)

 Proceeds from note payable financing                               -            4,197,697

 Proceeds from issuance of common stock                      4,092,990             285,000

                                                            ----------          ----------

  Net cash provided by (used in) financing activities        4,057,757           3,184,797

                                                            ----------          ----------

Net (Decrease) Increase in Cash and Cash Equivalents         2,340,374            (45,585)

Cash and cash equivalents, beginning of period                  62,034              63,445

                                                            ----------          ----------

Cash and cash equivalents, end of period                    $2,402,408             $17,860

                                                            ==========          ==========

Supplemental Disclosure of Cash Flow Information:

 Interest paid during the period                                  $394              $8,686

                                                            ==========          ==========

 Income taxes paid during the period                              $ -                 $ -

                                                            ==========          ==========

Supplemental Disclosure of Noncash Investing and
Financing Activities:

 Common stock issued on conversion of promissory note               -           $1,994,500

                                                            ==========          ==========

 Common and preferred stock issued on conversion and        $5,260,020                  -
 settlement of debt

                                                            ==========          ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                          SEPTEMBER 30, 2002


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

The statements of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

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

3.  LIQUIDITY - SIGNIFICANT CORPORATE EVENT

During March, 2002, the Company entered into an agreement with Covenant Film Productions, Inc. ("Covenant") in which Covenant will provide for the development of film adaptations, on a word-for-word basis of books of the Bible, film production financing and assistance in raising additional equity capital. See Note 6.

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

In addition Covenant, on behalf of the Company, reached agreement with various of its vendors and settled outstanding debt and claims totaling $2,598,266 for cash payments of $248,175. and 777,500 shares of its common stock valued at $38,875 which resulted in the Company recognizing a gain of $2,311,216 on these settlements.

After the equity financing, debt reduction transactions and other third party facilities to finance the Company's future productions Covenant, or its designees, and other parties received 17,460,169 common shares of the Company and Visual Bible will have approximately 40 million common shares outstanding.

4.  DISTRIBUTION AGREEMENT

During February 2002, Visual Bible International, Inc. entered into a termination agreement with The Columbia House Company whereby the Company paid $45,000 to terminate two agreements with Columbia
House.

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

Under the agreement JBM will be primarily responsible for all aspects of the creative development, production and marketing for all of the Company's filmed productions including recruiting senior management and consultants experienced in these areas. JBM will receive an annual fee of $600,000 plus reimbursement of expenses. The fee will be increased by $100,000 per year commencing on completion of the first film, subject to not less than one new film being commenced during each fifteen month marketing period.

Visual Bible also announced the appointment of a new board of directors and an advisory committee. The new board of directors includes Dr. Steven Small, who has assumed the role of Chairman.
Dr. Small has acted as a founder and director of several public and private companies including Newcourt Credit Group, and Capital Partners Corporation. He is joined on the board by Maurice Colson, an independent investment banker, Dr. Jon S. Dellandrea, Professor of Faculty Management, University of Toronto, Peter Richardson, Professor Emeritus, Center and Department for the Study of Religion, University of Toronto, and Moshe Safdie, an internationally renowned architect. Contemporaneous with the appointment of the new board of directors, the previous members of the board of directors and President resigned.

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

The Company's advisory committee includes seven distinguished scholars of religion and theology representing a broad spectrum of religious persuasions. The role of the advisory committee is to collaborate in the creative development and film producing process relating to the appropriate choice of books of the Bible, including sequence and translations, for film adaptation and the production design thereof. The members of the Advisory Committee will serve a term of three years, renewable, and receive compensation as determined by management.

New Office Lease

On October 1, 2002 ,the Company entered into a Sub Tenancy Agreement with a company controlled by its Chairman for office space in Toronto, Canada at a fair market 5 year renewal rate of $9 per square foot net plus common area maintenance for approximately 6,000 square feet of space.

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

The Company continues to attempt to settle this matter and has deposited $166,817 in escrow with its attorney during these negotiations. This amount is segregated on the September 30, 2002 consolidated balance sheet.

The process by which this matter will be resolved is through mediation and arbitration. In the meantime , IBS has sought and obtained through the Preliminary Arbitrator a preliminary injunction which compels the Company to cease its sale of IBS products by November 27,2002. The results of mediation or arbitration could be different from the preliminary injunction decision. The mediation process could take two months and arbitration an additional six months thereafter.

The Company is now focusing its efforts on producing word-for-word visual representations of The Good News Translation under an exclusive license with the American Bible Society. Over 125 million copies of The Good News Translation have been sold.

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

All references to common stock issued and outstanding within these financial statements have been retroactively restated to reflect the 1 for 2, 1 for 3 and 1 for 10 combinations of shares that occurred on April 16, 2001, September 25, 2001 and February 19, 2002 respectively. After giving effect to all of these stock combinations, the Company had 39,956,824 and 2,293,576 shares of common stock issued and outstanding at September 30, 2002 and December 31, 2001, respectively.

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

Results of Operations

Net sales revenue for the three month period September 30, 2002 of $56,190 were approximately 85% less than the net revenue amount of $362,764 for the corresponding 2001 period as no new product or repackaging of existing product was available. For the nine month period ended September 30, 2002, net sales revenue of $399,031, declined by $499,123 or 56% as compared to the nine month period ended September 30, 2001 The decrease in the 2002 third quarter revenue was the primary reason for the decline in net revenue for the nine month period ended September 30, 2002 when compared to the corresponding period a year earlier.

Selling, general and administrative expenses for the third quarter of $641,658 was $729,553 or 53% lower than the three month period ended September 30, 2001. At the end of the 2002 third quarter the Company had only two administrative employees whereas in the corresponding period a year ago there were ten employed during the quarter. For the nine months ended September 30, 2002, selling, general and administrative expense of $1,748,093 was 59% less than the corresponding 2001 period, primarily as a result of the decline in the number of employees , reductions in rent, consulting and other supporting administrative costs.

In the third quarter the Company had additional gains of $254,858 related to the negotiation, settlement and reduction of liabilities. For the nine month period ended September 30, 2002 similar additional gains totaled $2,311,216. There were no corresponding gains in the previous year.

Liquidity and Capital Resources

At September 30, 2002, the Company had $2,402,408 in cash and cash equivalents and a working capital deficit of $2,623,261 compared to $62,034 in total cash and a working capital deficit of $12,173,889 as at December31, 2001.. The substantial improvement in these measurements resulted from the Company's receipt of cash proceeds of approximately $4.5 million from the issuance of its common stock for cash, the conversion of approximately $4.6 million of debt into equity and the settlement of approximately $2.6 million of debts resulting in approximately $2 million in gains.

For the remainder of the 2002 fiscal year, the Company anticipates that it will require approximately $850,000 in cash to carry on its operations. With respect to the announcement of the Company's next film, "The Gospel of John", the Company is arranging funding of the production through tax assisted financing and debt.

Item 3.  Controls and Procedures.

a.) Our principal executive officer and our principal financial officer, who was on the Evaluation Date (as hereinafter defined) and is on the date of the filing of this quarterly report the same person, has on a date which is within ninety days of the date that we have filed this quarterly report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures and has concluded that no significant deficiencies or material weaknesses exist.

b.) There have been no significant changes in our internal controls or in any other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     As previously reported, we received a letter from the International Bible Society ("IBS") terminating our agreement with IBS (the "IBS Agreement") based upon, among other things, alleged nonpayment by us of royalties. We do not believe that the IBS termination is justified and our counsel has advised IBS of our position. We continue to attempt to settle this matter, and in connection with such settlement attempts we have deposited what we believe to be royalty payments that may be due to IBS in the amount of $166,817 in escrow with our counsel. The process by which this matter will be resolved is through mediation and arbitration. However, in the interim, IBS has, through the Preliminary Arbitrator, sought and obtained a preliminary injunction which compels us to cease our sale of our products emanating from the IBS Agreement by November 27, 2002 (the "Sale Termination Date"). We do not agree with the findings of the Preliminary Arbitrator, and we intend to continue to pursue settlement, mediation and arbitration to resolve this matter. The mediation process could take two months or more and the arbitration process could take an additional six months or more thereafter. The results of mediation or arbitration could produce a more favorable result to us than the decision obtained from the Preliminary Arbitrator, but we can provide no assurance that we will obtain any result that is more favorable to us. Accordingly, we intend to cease our sale of our products emanating from the IBS Agreement by the Sale Termination Date and to continue to focus our efforts on producing word-for-word visual representations of The Good News Translation of the Bible under our exclusive license agreement with the American Bible Society.

Item 2.   Changes in Securities.

a).  Not Applicable.

b).  Not Applicable.

c).

     1. In connection with certain Regulation S offerings previously undertaken by us (collectively, the "Prior Offerings") and in order to settle various claims advanced by the purchasers of our common stock sold pursuant thereto, including but not limited to continuing claims against us for failure to timely file a registration statement, we issued 1,573,500 shares of common stock (the "Regulation S Supplemental Shares") to 13 parties (the "Regulation S Shareholders"). There were no commissions or discounts associated with the issuance of the Regulation S Supplemental Shares, such Regulation S Supplemental Shares are not convertible or exchangeable and there are no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. Each of the parties to whom the Regulation S Supplemental Shares were issued in connection foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that all parties that acquired the Regulation S Supplemental Shares pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of the Regulation S Supplemental Shares. All certificates representing the Regulation S Supplemental Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     2. In connection with certain requirements of the Small Consulting Agreement (as same was described in Item 5 of our Form 10-QSB for the quarter ended June 30, 2002), we issued 100,000 shares (the "Small Shares") of our common stock to Dr. Steven Small (Dr. Small became one of our Directors prior to the issuance of the Small Shares, see
          Item 5, in our Form 10-QSB for the quarter ended June 30,
          2002). There were no commissions or discounts associated with the issuance of the Small Shares, such Small Shares are not convertible or exchangeable and there are no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
          Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Small Shares, Dr. Small made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Dr. Small had knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of acquisition of the Small Shares. All certificates representing the Small Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     3. In connection with certain leasehold improvements provided by Capital Partners ("Capital Partners") under a sublease agreement (the "Sublease") with Capital Partners (as same was described in Item 5 of our Form 10-QSB for the quarter ended June 30, 2002), we issued 200,000 shares (the "Capital Partners Shares") of our common stock to Capital Partners (Capital Partners is controlled by Dr. Steven Small who became one of our Directors subsequent to the authorization of the issuance of the Capital Partners Shares, see Item 5 of our Form 10-QSB for the quarter ended June 30, 2002). There were be no commissions or discounts associated with the issuance of the Capital Partners Shares, such Capital Partners Shares are not convertible or exchangeable and there were no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Capital Partners Shares, Capital Partners made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Capital Partners had knowledge and experience in financial matters such that Capital Partners was capable of evaluating the merits and risks of acquisition of the Capital Partners Shares. All certificates representing the Capital Partners Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     4. We issued 2,796,668 shares of common stock (the "Entitled Parties Shares") to 7 employees, consultants and other parties associated with us (collectively, the "Entitled Parties") who are largely responsible for our management, growth and protection of our business, and to provide an incentive for such Entitled Parties to continue to provide their services to us. There were commissions or discounts associated with the issuance of the Entitled Parties Shares, such Entitled Parties Shares are not convertible or exchangeable and there are no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the Entitled Parties to whom the Entitled Parties Shares was issued in connection foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the Entitled Parties that acquired the Entitled Parties Shares pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of the Entitled Parties Shares. All certificates representing the Entitled Parties Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     5. In connection with certain outstanding debts due from the Corporation (the "Pan Zone Debt") to Pan Zone Company, Ltd. ("Pan Zone") and in order to settle the Pan Zone Debt, we issued 10,000,000 shares of our common stock (the "Pan Zone Common Shares") to Pan Zone in exchange for the discharge by Pan Zone of $500,000.00 of the Pan Zone Debt.
           Before the issuance of the Pan Zone Common Shares, Pan
          Zone owned approximately 1,125,000 shares(approximately,
          10%) of our common stock (See Item 5 below of our Form 10-QSB for the quarter ended June 30, 2002). There were no commissions or discounts associated with the issuance of the Pan Zone Common Shares, such Pan Zone Common Shares are not convertible or exchangeable and there are no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
          Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Pan Zone Common Shares, Pan Zone made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Pan Zone had knowledge and experience in financial matters such that Pan Zone was capable of evaluating the merits and risks of acquisition of the Pan Zone Common Shares. All certificates representing the Pan Zone Common Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     6. In connection with closing of certain transactions (the "Transactions") between us and Covenant Film Productions, Inc. ("Covenant"), as such Transactions were described in
          Item 5 below of our Form 10-QSB for the quarter ended June 30, 2002, we issued 13,500,000 shares of our common stock (the "Covenant Parties Shares") to 8 parties (the "Covenant Parties"). There were no commissions or discounts associated with the issuance of the Covenant Parties Shares, such Covenant Parties Shares are not convertible or exchangeable and there are no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Covenant Parties Shares, the Covenant Parties made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that the Covenant Parties had knowledge and experience in financial matters such that the Covenant Parties were capable of evaluating the merits and risks of acquisition of the Covenant Parties Shares. All certificates representing the Covenant Parties Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     7. In connection with the remainder of the Pan Zone Debt due to Pan Zone and in order to settle the balance of the Pan Zone Debt, our Board of Directors authorized the issuance of 1,184,364 shares of Series B Preferred Shares (the "Pan Zone Preferred Shares") to Pan Zone. We have not yet amended our articles of incorporation to create the Series
          B Preferred Shares, but we anticipate doing so in the near future, and shortly after filing such amendment we expect to issue the Pan Zone Preferred Shares (See Item 5 below).
           There will be no commissions or discounts associated with the issuance of the Pan Zone Preferred Shares, such Pan
          Zone Preferred Shares are convertible and exchangeable
          (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the Pan Zone Preferred Shares so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Pan Zone Preferred Shares, Pan Zone will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Pan Zone will have had knowledge and experience in financial matters such that Pan Zone will be capable of evaluating the merits and risks of acquisition of the Pan Zone Preferred Shares. All certificates representing the
          Pan Zone Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     8.   In connection with outstanding debts due from us (the
          "Canco Holdings Debt") to Canco Holdings Corp. ("Canco") and in order to settle the Canco Debt, we expect to issue 186,909 shares of Series B Preferred Shares (the "Canco Preferred Shares") to Canco. We have not yet amended our articles of incorporation to create the Series B Preferred Shares, but we anticipate doing so in the near future, and shortly after filing such amendment we expect to issue the Canco Preferred Shares (See Item 5 below). There will be no commissions or discounts associated with the issuance of the Canco Preferred Shares, such Canco Preferred Shares are convertible and exchangeable (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith.
          We expect to claim exemption from the registration provisions of the Act with respect to the preferred stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Canco Preferred Shares, Canco will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Canco will have had knowledge and experience in financial matters such that Canco will be capable of evaluating the merits and risks of acquisition of the Canco Preferred Shares. All certificates representing the Canco Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     9. In connection with outstanding debts due from us (the "Wong Debt") to Paul Wong ("Wong") and in order to settle the Wong Debt, we expect to issue 185,455 shares of Series B Preferred Shares (the "Wong Preferred Shares") to Wong. We have not yet amended our articles of incorporation to create the Series B Preferred Shares, but we anticipate doing so in the near future, and shortly after filing such amendment we expect to issue the Canco Preferred Shares (See Item 5 below). There will be no commissions or discounts associated with the issuance of the Wong Preferred Shares, such Wong Preferred Shares are convertible and exchangeable (see Item 5 below for a description of such rights and preferences) but there will be no warrants or options issued in connection therewith. We expect to claim exemption from the registration provisions of the Act with respect to the preferred stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the Wong Preferred Shares, Wong will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that Wong will have had knowledge and experience in financial matters such that Wong will be capable of evaluating the merits and risks of acquisition of the Wong Preferred Shares. All certificates representing the Wong Preferred Shares issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     After issuance of our preferred shares as described above, we anticipate that approximately 1,557,000 shares of our Series B Preferred Stock will be outstanding. Each 1 share of Series B Preferred Stock may be converted, at the election of the holders thereof, into 1 share of our common stock (see Item 5, below). Accordingly, in the event that the approximate 1,557,000 shares of our Series B Preferred Stock is issued and is converted into our common stock, an additional 1,557,000 shares of our common stock will be outstanding. (See Item 5, below).

     d).  Not Applicable.

Item 3.   Defaults upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not
          Applicable.

Item 5.   Other Information.

a.) In connection an authorized amendment to our articles of incorporation to create a class of preferred shares designated as our Class B Preferred Shares (the "Class B Preferred Shares"), the following is a summary of what we currently believe will be the relative rights and preferences of the Class B Preferred Shares, although such summary is qualified in its entirety by reference to the amendment to our Articles of Incorporation that is actually filed by us with the Secretary of State of Florida:

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

99.1    Certifications (9)


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

(9)  Filed electronically herewith

     (b)  Reports on Form 8-K.

          None.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 11/20/02                By: /s/ Harold Kramer
                              Harold Kramer, Executive Vice President



Date: 11/20/02                By: /s/ Harold Kramer
                              Harold Kramer, Principal Financial
                              Officer