Form 10KSB
period 2002-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2003-05-16
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-26037

                   VISUAL BIBLE INTERNATIONAL, INC.
                   --------------------------------
            (Name of Small Business Issuer in Its Charter)


            Florida                        65-1030068

 (State or Other Jurisdiction   (I.R.S. Employer Identification
of Incorporation or             No.)
Organization)

  1235 Bay Street, Suite 300,                M5R 3K4
    Toronto, Ontario Canada

     (Address of Principal                 (Zip Code)
       Executive Offices)

                           (416) 921-9950
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class                     Name of Each Exchange
                                        On Which Registered

          None                                    Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value

                           (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues (loss) for its most recent fiscal year was ($1,138,356).

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2003 was $12,569,000.

     At April 30, 2003 there were 44,215,483 shares of the Registrant's Common Stock outstanding.

     Traditional Small Business Disclosure Format (check one):

                          YES [X]   NO [  ]


     Documents Incorporated By Reference

                                 None

                          TABLE OF CONTENTS


                               PART I.

Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis.

Item 7.   Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

                               PART III

Item 9.   Directors and Executive Officers of Registrant.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.

Item 14.  Controls and Procedures.

Item 15.  Principal Accountant Fees and Services.

Signatures

PART I.

Item 1.   Description of Business.


Background

     We are the successor by merger (the "Merger") to American Uranium, Inc. ("American Uranium"). Prior to the Merger, we were a development stage company seeking to engage in the mining business. Our efforts to engage in the mining business proved unsuccessful, whereupon we sought to pursue other business opportunities. During June 2000, American Uranium changed its state of incorporation from New Jersey to Florida by means of a merger into a wholly-owned Florida subsidiary, American Uranium Reincorporation, Inc., which then changed its name to American Uranium, Inc. During August, 2000, American Uranium amended and restated its articles of incorporation, which among other things, changed its name to Visual Bible International, Inc. As a result of the Merger and pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), we were deemed to be a successor issuer. On July 31, 2000, we concluded a voluntary share exchange transaction with all of the shareholders of Visual Bible, Inc., a Florida corporation ("Visual Bible") whereupon Visual Bible became our wholly owned subsidiary.

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

Our Business

     We undertake our operations through our subsidiaries. Our subsidiaries include Visual Bible, Inc. and Visual Bible (Canada), Inc. ("Visual Canada"). The subsidiary of Visual Bible is Visual Entertainment and the subsidiary of Visual Entertainment is Visual Music. The subsidiary of Visual Bible Canada is The Book of John, Inc. ("TBJ") Currently, neither Visual Entertainment nor Visual Music engage in any ongoing business activity.

     After completion of the acquisitions identified above, during 2001, we were involved in production and development activities associated with the creation of full length word for word film adaptations the books of the Bible, Mark, Luke and John. We attempted to obtain financing in connection with those production activities, but we were not successful. As a result, we utilized substantially all of our working capital to finance our then ongoing production activities associated with the Book of Mark and, in addition, we incurred substantial liabilities. Since we were unable to obtain adequate financing to complete the productions that were underway, we were required to suspended production of the Book of Mark. If, in the future, we were to recommence production in connection with the Book of Mark, we do not believe anything we previously developed as part of our prior production activities would be utilizable as part of any newly commenced production activities.

     On March 4, 2002, we executed a letter of intent with Covenant Film Productions, Inc. ("Covenant"). The letter of intent covers services that were to be provided by Covenant to us and our subsidiaries in connection with, among other things, the development of film adaptations, on a word-for-word basis, of Books of The Bible. We executed definitive agreements (the "Transaction Agreements") and the closing of the transactions contemplated by the Transaction Agreements (the "Covenant Transaction") occurred on June 13, 2002 (the "Covenant Transaction Closing Date"). Pursuant to certain of the Transaction Agreements, Covenant or its assignee, is responsible to, among other things, recruit senior management and consultants experienced in film production and marketing for us. In addition, certain of the Transaction Agreements provide that Covenant or its assignee will advise us on the recruitment of individuals to augment our Board of Directors and to assist use with the assembly of an advisory committee of scholars of theology and religion to collaborate with us in the creative development and film production processes. Covenant assigned its rights and obligations under certain of the Transaction Agreements to JBM Entertainment, Inc. As a condition of the closing under the Transaction Agreements, we were required, among other things, to raise capital for general corporate purposes and to undertake certain issuances of our common stock. Accordingly, on the Covenant Transaction Closing Date, we concluded certain offerings of our common stock (as described hereinafter) and our then board of directors authorized the issuances of certain shares of our common stock.

     As part of the Covenant Transaction, Covenant or its designees was entitled to 13,500,000 shares of our common stock. All of such shares of common stock were issued by us to Covenant and certain designees of Covenant.

     In connection with the Covenant Transaction, prior to the Covenant Transaction Closing Date, our then board of directors reviewed the management, production and administration agreement (the "Management Agreement") to be executed by us and JBM Entertainment, Inc. ("JBM"), as the assignee of Covenant under certain of the Transaction Agreements and authorized us to execute the Management Agreement. The Management Agreement, as amended, provides, among other things, that for a period of 7 years JBM, will be primarily responsible for all aspects of our creative development, production and marketing for all of our film productions, shall recruit senior management and consultants experienced in these areas for us and that we are restricted from undertaking certain actions with out the prior approval of JBM. The Management Agreement, as amended, also provides that certain of the obligations upon JBM thereunder shall be undertaken only through its two (2) Canadian controlled consultants, Velveteen Consulting, Inc., formerly GHD Consulting, Inc. ("Velveteen Consulting") and 1485352 Ontario Limited ("148 Ontario"). In connection with the services to be provided to VBI by JBM, JBM entered into a consulting agreement with each of Velveteen Consulting (the "Velveteen Consulting Agreement") and 148 Ontario (the "148 Ontario Consulting Agreement"). Under the Velveteen Consulting Agreement, a portion of the services to be provided by JBM under the Management Agreement to VBI are to be provided by Velveteen Consulting. Under the 148 Ontario Consulting Agreement, the remainder of the services to be provided by JBM under the Management Agreement are provided to VBI are to be provided by 148 Ontario. JBM is owned and controlled by Joel B. Michaels. Mr. Michaels acquired 700,000 shares of our common stock at the direction of Covenant.

     The services engaged by Velveteen Consulting are provided by Garth Drabinsky. The services engaged by 148 Ontario are provided by Myron Gottlieb. Notwithstanding the broad scope of each of the Management Agreement, the Velveteen Consulting Agreement and the 148 Ontario Consulting Agreement, the services so provided to us thereunder are subject to our review and approval and neither JBM, Velveteen nor 148 Ontario may unilaterally undertake actions on our behalf without our prior consent. Under the Management Agreement, JBM is to receive an annual fee of $600,000 plus reimbursement of expenses which fee is to be increased by $100,000 per year commencing on completion of our first film subsequent to the Covenant Transaction Closing Date, provided that we commence not less than one new film during each subsequent fifteen month marketing period. As a result of the Velveteen Consulting Agreement and the 148 Ontario Consulting Agreement, any compensation payable by us to JBM is subsequently paid by JBM to Velveteen and to 148 Ontario on the basis of fifty percent each, and each of Garth Drabinsky and Myron Gottlieb is economically benefitted as a result thereof.

     Subsequent to the conclusion of the Management Agreement, we assembled an advisory committee of scholars of theology and religion to collaborate with us in the creative development and film production processes. We believe that the advisory committee will be a valuable tool to assist us with our future film production efforts.

     We expect to undertake a significant amount of film production activity in Canada, and in connection with such activities to engage Canadian labor and seek Canadian film tax incentives. We anticipate that we will utilize a Canadian subsidiary for each of the films that we produce. We expect that our subsidiaries will co-produce each film in collaboration with co-producers from other countries with whom Canada has entered into official co-production treaties, in particular the United Kingdom. In addition to the official Canadian/UK film co-productions, our films may also be produced in a manner consistent with the provisions of the Income Tax Act (Canada), the regulations thereunder and the applicable rules of the Canadian Audio-Visual Certification Office.

License Agreements

     As further described hereafter, our license agreement with the International Bible Society is in dispute and we may no longer be entitled to any rights thereunder. As a result, we are not, presently, developing any product that would rely upon such agreement. We have concluded an exclusive license agreement with the American Bible Society (the "ABS License Agreement") for the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible.

     Subsequent to our assumption of the rights of Visual Pty under the IBS License Agreement, we and IBS disagreed as to the interpretation of various provisions of the IBS License Agreement. As a result of our seriously deficient cash position, we did not timely pay certain amounts due to IBS. As a result of negotiations with IBS, we and IBS entered into a substitute license agreement (the "Replacement IBS License Agreement") during the forth quarter of 2001. The Replacement IBS License Agreement resolved all outstanding conflicts between us and IBS as of the date of the Replacement IBS License Agreement. The Replacement IBS License Agreement establishes the amount of $250,000 as due from us to IBS for all royalties through June 30, 2001, and requires us to makes scheduled payments on account of such amount beginning in November 2001 and continuing through April 2003. The Replacement IBS License Agreement grants us the right to utilize the NIV text to create word-for-word audio-visual live format productions of the books of the Bible and creates a royalty rate on future sales of our products based upon the NIV text. As a part of the Replacement IBS License Agreement we are required to create one production of an NIV book of the Bible within two years from the date we executed the Replacement IBS License Agreement and one additional production of an NIV book of the Bible every 18 months thereafter until May 2012. On April 25, 2002, the Company received a letter from IBS terminating the Replacement IBS License based upon, among other things, alleged non payment by the Company. The Company does not believe that the IBS termination is justified and believes, among other things, that it had reached an agreement with IBS to defer payments due to IBS under the Replacement IBS License Agreement.

     We and IBS agreed that the process by which this dispute will be resolved is through mediation and arbitration. In the meantime, IBS has sought and obtained through a Preliminary Arbitrator, a preliminary injunction which compels the Company to cease its sale of IBS products effective November 27, 2002. If the termination of the Replacement IBS License Agreement is upheld, the Company would then be forced to cease sales of the books of Matthew and Acts, which can be expected to eliminate any further revenue that we might have generated from those book. We do not believe, however, that are inability to continue sales of the books of Matthew and Acts will have a material adverse effect upon us.

     As a result, in part, of the foregoing, the Company is now focusing its efforts on producing word-for-word visual representations of The Good News Version of the Bible under the ABS License Agreement. In that regard, we are currently engaged in the production of a feature length motion picture of The Gospel of John.
 During 2002, we completed pre production, and as of the end of March, 2003 we completed principal photography on location in Spain and studio filming in Toronto, Canada. We expect to release the Gospel of John in September 2003, and to release a new production every nine months thereafter. We are currently in development for our next planned production, The Gospel of Mark.

     From approximately December 2002, through March 2003, we concluded transactions establishing credit facilities of approximately $10,500,000 in connection with our production of the Gospel of John. A portion of such credit facilities were in the form of our issuance of $5,500,000 in Debentures (as hereinafter described), an additional portion of such credit facilities in the amount of approximately $1,500,000 resulted from trade loans and extended payment terms and the remainder of such facilities in the approximate amount of $3,000,000 involved the participation of the Royal Bank of Canada Financial Group.

Supply Agreement

     On January 1, 1998, Visual Entertainment had entered into a contractual agreement (the "CELA Agreement") with a fulfillment service company and a related sales organization, Visual Fulfillment Services, Inc. and its related company, CELA Distribution Services, Inc. (together, "CELA"). CELA provided sales and fulfillment services to Visual Entertainment (and after our acquisition of Visual Bible, to us) which services included the making and receiving sales calls, carrying inventory, shipping products, issuing invoices, managing and collecting receivables, remitting collections, providing customer relations and communications, and providing sales, collection and receivable information. On June 30, 2000, we provided written notice to CELA to terminate the CELA Agreement, which resulted in a termination of the CELA Agreement as of September 30, 2000. Notwithstanding such termination, at our request CELA continued to provide substantially the same services that were provided under the CELA Agreement until December 31, 2000.
 Subsequent to the termination of the CELA Agreement, we and CELA engaged in negotiations to conclude a settlement agreement relating to the services provided by CELA to us prior to and after the termination of the CELA Agreement. On March 15, 2001, we entered into a final settlement agreement (the "CELA Settlement Agreement") with CELA, which permitted CELA to retain all cash received by it during the fourth quarter of 2000 and any funds received by it as a result of any outstanding invoices due from third party customers with the exception of sums due from Stewart House and Nest Entertainment Inc. in the approximated amount of $465,000. In addition, as part of the CELA Settlement Agreement, we agreed to purchase from CELA all products returned by customers subsequent to December 31, 2000, at the wholesale price, as to the first $700,000 of returns and, thereafter, at the actual manufacturing cost.
During 2001, we purchased existing inventory of our products for approximately $210,000 and we purchased inventory returns of approximately $200,000.

     Subsequent to the termination of our relationship with CELA, we entered into an agreement (the "Cinram Agreement") with Cinram International, Inc. ("Cinram")whereby Cinram agreed to manufacture certain of our products. Our agreement with Cinram has been terminated and we are indebted to Cinram for amounts billed to us under the Cinram Agreement. Cinram holds certain of our products that Cinram manufactured for us as collateral for repayment by us of the amounts due to Cinram. As described hereinafter, we intend to pay certain amounts due to Cinram from amounts received by us under the New Nelson Agreement.

Distribution Agreements

     On November 1, 2000, we entered into two agreements (the "Columbia House Agreements") with The Columbia House Company. One such Columbia House Agreement related to our video products and the other such Columbia House Agreement related to our audio products. As part of the Columbia House Agreements, we granted the exclusive right to manufacture, advertise, market, distribute and sell our video products by direct response distribution within the United States, Canada, and Mexico to The Columbia House Company. During 2001, we received royalties from Columbia House of approximately $5,000. During February 2002, we entered into a termination agreement with The Columbia House whereby the Columbia House Agreements would be terminated in exchange for payment by us to The Columbia House of $40,000. The $40,000 termination payment was due by April 15, 2002 and we were unable to make such payment. The Columbia House Company agreed to extend the date for us to make the termination payment in exchange for our agreement to increase the amount of the termination payment by $5,000. The Columbia House Agreement was, ultimately, terminated at a cost to us of $45,000 which amount we have paid.

     On November 12, 2000, we executed a distribution agreement (the "Stewart House Agreement") with Stewart House Publishing, Inc. ("Stewart House"), which Stewart House Agreement was amended on April 19, 2001. The Stewart House Agreement had a term beginning on November 12, 2000 and ending on December 31, 2005, unless earlier terminated pursuant to the terms of the Stewart House Agreement. As part of the Stewart House Agreement, we appointed Stewart House as the exclusive distributor within certain distribution channels (as specified in the Stewart House Agreement) of our audio and visual products in the United States and Canada and, Stewart House agreed to purchase certain amounts of our video products at the price specified. Payment for our video products purchased by Stewart House was to be made upon the earlier to occur 30 days from the date that Stewart House received payment from its sale of our video products or 180 days after the date of shipment by us of our video products to Stewart House, subject to a permitted payment hold back of 20% related to the possibility of returns. The Stewart House Agreement placed an obligation upon Stewart House to purchase a minimum of 660,000 of our video products during the first year of the Stewart House Agreement. During September 2001, we entered into a termination and release agreement with Stewart House (the "Stewart Termination Agreement"). As part of the Stewart Termination Agreement, Stewart House agreed to return all inventory previously acquired and pay us a negotiated royalty amount for all of our products sold prior to the termination less a market and advertising allowance of $150,000. Stewart House has not yet paid any of the amounts due us under the Stewart Termination Agreement and we expect to pursue all of our legal remedies against Stewart House as soon as we are financially able to do so.

     During 2000, we entered into an agreement (the "Original Nelson Agreement") with Thomas Nelson, Inc. ("Thomas Nelson"). It is our belief that Thomas Nelson is one of the predominant distributor of Christian books, Bibles and video products in the United States.
The Original Nelson Agreement granted Thomas Nelson the sole and exclusive sub-license to manufacture, market, distribute and sell our long form video products to Christian bookstores, Christian product distributors, the CBA market, ministries and the church market. Effective September 1, 2001, we entered into a new distribution agreement with Thomas Nelson (the "New Nelson Agreement") which New Nelson Agreement superceded the Original Nelson Agreement and expanded the distribution rights granted to Thomas Nelson to include the mass market and general retail outlets in the United States and Canada. These rights had previously been held by Stewart House.
In addition, the New Nelson Agreement grants Thomas Nelson the nonexclusive right, subject to our prior approval, to produce, market and distribute a wide variety of ancillary products specifically for the retail marketplace and church leaders and provides Thomas Nelson with the exclusive right, subject to our prior approval, to develop, create, manufacture, represent, distribute and sell certain derivative products such as curriculum for all age groups, including, but not limited to, special topics, special events, quarterly, seasonal and evangelistic materials. The New Nelson Agreement provides for payment by Thomas Nelson to us of royalties and recoupable royalty advances in an amount not to exceed $2,000,000. The New Nelson Agreement also requires us to produce and deliver two books of the Bible within the 24 months after the date of the New Nelson Agreement, and a total of four books within fives years of the date of the New Nelson Agreement. As amended, the New Nelson Agreement provides for early termination, exercisable by either us or Thomas Nelson, after a mutual evaluation of the status of the relationship of the parties during a review period scheduled to expire on March 31, 2003. As of the date hereof, we and Thomas Nelson are continuing to evaluate our relationship. In the event that the New Nelson Agreement were terminated we would have certain ongoing financial responsibilities to Thomas Nelson, but we do not anticipate that the termination of the New Nelson Agreement would have a material adverse effect upon us.

     We have entered into distribution agreements relating to the Gospel of John with ThinkFilm LLC for the United States and Canada and with Cinemavault Releasing, Inc. for distribution outside the United States and Canada.

     We hope to pursue additional strategic relationships with the United Bible Societies, and others, which, if concluded, would facilitate the mass distribution of our products on a global basis.

     In the past we devoted substantial amounts of our resources toward the production and presentation to large audiences of a passion play. Due to financial considerations, we were forced to cease our production activities. We do not expect to derive any benefit from the amounts that we expended on this aspect of our prior operations and we do not intend to engage in this type of business operation in the future.

Philosophy

     We continue to seek to become the pre-eminent provider of visual and audio religious products.


Accomplishments

     Our productions of the book of Matthew and the book of Acts have, we believe, collectively sold over 600,000 copies. Based upon the success of our initial productions, we believe that a significant market will exist for new products that we are able to produce. No assurance can be provided, however, such a market exists or if it does exist that any new product that we might produce will be acceptable to such market.


Objectives

     We intend to expand our product line to include production of many additional books of the Bible and to market our core products and any ancillary products and services that we may develop. We hope be able to recreate numerous versions of the Bible in a visual format to supplement our existing products, and to deliver our products to the world's population.

     We hope to accomplish those objectives by recreating many of the books of the Bible as full length feature films for distribution in video tape and DVD formats and marketing our other products, along with such other non-proprietary religious products that we may develop, to the world's population, thereby creating a world wide brand image for our products.

     We believe that as a result of our existing management, our advisory committee and our consulting relationships with JBM, Velveteen Consulting and 148 Ontario we will have the professional resources necessary to enable us to accomplish these objectives, and that we will be able to attract sufficient amounts of investment capital including, but not limited to, equity financing and debt based production financing.


Strategic Partners

     We expect to continue to pursue other strategic relationships with many other organizations, including the United Bible Societies, which, if concluded, could assist in the mass distribution of our products on a global basis.

     Through our existing and proposed strategic alliances, we hope to implement our overall strategy in connection with the distribution, marketing and sale of our proprietary products and any complementary products that we may add to our product line. We hope that these existing and proposed arrangements will allow us to accomplish our objectives regarding the production, distribution, marketing and sale of our products through the distribution channels we have targeted.

Customers

     We define our potential customers as any person or organization with a desire to acquire knowledge and an expanded understanding of the Bible. We anticipate that the vast majority of our customer base will be religious individuals and organizations, but we expect that other lay individuals and organizations will contribute to our customer base.


Marketing and Distribution

     We believe that commercialization of faith based religious products has resulted in a worldwide multi billion dollar industry. We plan to participate in this industry through the production and distribution of our film products and such other related products as we may develop.

     We intend to retain control of the initial release "window" for each of our film productions for direct marketing purposes which we intend to manage and control. We expect to establish a direct marketing pre-release budget of approximately $1,500,000 for each of our productions. We also, anticipate, that as part of our marketing philosophy we will utilize a select number of the more than 500 radio stations that serve the North American Christian market, Christian publications and Christian organizations.

     We, also, intend to create shorter films, edited from our full length productions, and market them to special segments of the market, such as, the educational market. We expect to create and market audio adaptations, film highlights and soundtracks.

     After exploitation of the direct marketing window, we intend to further market our products through conventional retail distribution channels, including sales to the more than 5,000 Christian faith based book stores across North America and to retail chain stores that carry Christian faith based products. As part of our overall marketing strategy we are likely to explore marketing opportunities that extend beyond the Christian faith based markets.


Areas of Development

     Subject to the availability of sufficient funds, we hope to commence film production of new and old testament books of the Bible and, we hope to create versions of our products focused toward children and young adults.

Competition

     Based upon our exclusive licenses we believe that others are unable to recreate our video products exactly in the versions we utilize. We recognize, however, that others presently do and may in the future create products and services that are directly competitive with our products. In general, the business in which we engage is intensely competitive. Accordingly, we recognize that substantially all of our existing competitors have longer operating histories, greater name recognition, substantially larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns for their products, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers than us. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers.
 However, due to our exclusive license agreements, we expect that for so long as those agreements remain in effect any potential customer specifically seeking video recreations of the versions of the Bible produced by us under may purchase our product. Since most, if not all, of the products that we expect to offer and sell will be proprietary to us, we remain confident that the unique character of our products will permit us to manage the competition that we anticipate we will experience.


Intellectual Property and Proprietary Rights

     We regard our products, our technology and our other intangible property as proprietary, and we have attempted and, to the extent that our financial condition permits, will continue to attempt to protect it by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending, and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, own certain copyrights, trademarks, and service marks, but we can provide no assurance that same will be of any value to us.
We intend to enter into confidentiality or license agreements with our employees, consultants, and others with whom we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intend to register our trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available and policing unauthorized use of our intellectual property and proprietary information is extremely difficult.

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

     We can not be certain that our business will not or have not infringed upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We may be subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our employees, consultants or other associates.
 Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of certain or all of our proprietary rights, and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which would have a material adverse effect on our business, results of operations and financial condition.

Employees

     We have 2 full time employees and 2 part time employees, inclusive of our executive officers. Our plans regarding the hiring of additional employees is dependant upon the continued development of our business and our financial position, existing from time to time.

Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 361-9326. We do not pay rent for
the use of the facilities in Florida.   Until approximately June,
2002 we previously rented office space in Nashville, Tennessee, along the furniture and fixtures contained in those facilities, under a terminable lease with Bertelsmann TJS, Inc. We entered into a settlement agreement with Bertelsmann whereby we relinquished the 11,585 square feet of office space that we previously occupied and agreed to make a lump sum payment to settle our outstanding obligations. The settlement payment in the amount of $100,000 has been paid. All of our business operations have been relocated to Toronto, Canada. On October 1, 2002, we entered into a Sub Tenancy Agreement with Capital Partners, a company controlled by Steven Small, the Chairman of our Board of Directors, for office space at what we believe to be a fair market rate of $9 per square foot net plus common area maintenance for approximately 6,000 square feet of space. At the same time, we issued 200,000 shares of our common stock in consideration for existing leasehold improvements, furnishings, fixtures and equipment.

Item 3.   Legal Proceedings.

     Legal proceedings were filed with the Circuit Court for Davidson County, Tennessee by a David Seibert, a former employee, against us on April 1, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note and under an agreement. The plaintiff is seeking $67,200 plus prejudgment interest, attorney fees and costs of the litigation.

     Legal proceedings were filed with the Circuit Court for Palm Beach County, Florida by First Property Holdings, Limited, against us on February 8, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note. The plaintiff is seeking $150,000 plus prejudgment interest, attorney fees and costs of the litigation.

     Legal proceedings have been filed with the U.S. District Court of Texas, the U.S. District Court of California and Fovarosi Court in Hungary by us against several related productions entities in which we seek damages for infringements of certain product distribution rights within North America and Europe. We had reached a compromise and settlement agreement as of February 14, 2001. However, such comprise and settlement was, in our opinion, repudiated as of June 2001 and we have recommenced our proceedings in the U.S. District Court of California. We have likewise suspended any payments due under the settlement agreement. These proceedings relate to two agreements, one dated December 22, 1999, and the other dated February 10, 2000. The defendant contends that pursuant to such agreements defendant has been granted the rights to distribute our products in North America and Europe, respectively. Our consistent position has been that the agreements relied upon by defendant are not valid for numerous reasons, in particular but not limited to the fact that the agreements were terminated during 2000 and that the agreements were not ever valid since the requisite IBS approval had never been obtained. On November 25, 2002, the U.S. District Court of California denied defendants motion to enforce the Settlement Agreement and entered a default against the principal of the defendant. During the first quarter of 2003, the U.S. District Court of California granted our motion for a partial summary judgment against the defendant and determined that the 1999 license agreement was terminated no later than April 2000. The California and Hungary cases are continuing, and we believe we will, ultimately, be successful in demonstrating ownership of the distribution rights which are the subject of the litigation.

     Legal proceedings were filed with the Federal Court of Canada (Trial Division) by us against CVC Management Ltd, carrying on business as Crown Video. We are claiming damages for copyright infringement and an accounting, along with other ancillary relief.

     Legal proceedings were filed with the Ontario Superior Court of Justice by Cinram International Inc. against us, in which the plaintiff is claiming 400,000 Canadian Dollars as due from us.
Based upon recent discussions and preliminary production of documents, we believe that the claim should not exceed 190,000
Canadian Dollars. Discovery is currently ongoing and a trial schedule appearance is set for July 2003.

     As previously reported, we are involved in an arbitration with IBS before the Institute for Christian Conciliation. IBS has, through the Preliminary Arbitrator, sought and obtained a preliminary injunction which compels us to cease our sale of our products emanating from the IBS Agreement by November 27, 2002 (the "Sale Termination Date"), which injunction was confirmed by the federal court in Denver, Colorado. The injunction directed the Company to attempt to require Thomas Nelson, Inc. to cease its sale of our products emanating from the IBS Agreement, but the injunction, on its face, does not apply to Thomas Nelson. In a related matter, Thomas Nelson commenced litigation against us and IBS in the federal court in Nashville, Tennessee seeking a determination that notwithstanding the outcome of the arbitration between us and IBS, Thomas Nelson has the independent right to continue to sell our products emanating from the IBS Agreement and to pay royalties directly to IBS.

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

     On December 17, 2002 our Articles of Incorporation were amended by filing a certificate of designation of Series B Preferred Stock (the "Series B Stock"). The Series B Stock consists of 2,000,000 shares. The following is a summary of the relative rights and preferences of the Series B Stock, although such summary is qualified in its entirety by reference to the Amendment to our Articles of Incorporation filed by us with the Secretary of State of
Florida:

     Dividends.

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

     Priority.

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

     Conversion. Each share of the Series B Preferred Stock shall be convertible, at the option of the respective holders thereof, at any time after the date of issuance and prior to redemption, at the office of any transfer agent for the Series B Preferred Stock, or if there is none, then at the office of the transfer agent for our common stock, or if there is no such transfer agent, at our principal executive office, into fully paid and non-assessable shares of Common Stock into one (1) share of Common Stock for each one (1) share of Series B Preferred Stock (the "Conversion Price"), subject to adjustment from time to time in certain instances, as hereinafter provided. The right to convert the Series B Preferred Stock called for redemption shall terminate at the close of business on the last business day prior to the date fixed for redemption, unless default is made in payment of the Redemption Price.

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

       Bids for Common Stock as Reported by NASD Bulletin Board

Period Ended December 31, 2001           High           Low

First Quarter                              $225.00         $75.00

Second Quarter                             $101.28          $6.90

Third Quarter                               $21.00          $3.50

Fourth Quarter                              $17.00          $2.50

Period Ended December 31, 2002

First Quarter                                $2.40          $2.50

Second Quarter                               $2.21          $2.21

Third Quarter                                $1.65          $1.26

Fourth Quarter                               $1.01          $1.01

     As of April 30, 2003, the average of the closing bid and asked price for our Common Stock as reported by the NASD Bulletin Board was $1.50. As of April 30, 2002, we had approximately 1250 shareholders of record.

     We have never paid a cash dividend on our Common Stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On March 21, 2001, we issued 16,444 shares of our common stock to certain previous purchasers of our common stock in order to settle various claims of those purchasers for our failure to timely file a registration statement. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were issued in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 19, 2001, we issued 275,000 shares of our Common Stock to Pan Zone Co. Ltd. in consideration of a loan extension and a reduction of interest rate on past due loans and advances outstanding from us to Pan Zone Co. Ltd. as of December 31, 2000, in the amount of $825,000. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party acquiring our securities pursuant to the foregoing had knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 19, 2001, we issued 833,333 shares of our common stock in consideration of a three (3%) percent unsecured loan extended by Pan Zone Co. Ltd. in an amount in excess of $2,500,000. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
Section 4(2) thereof inasmuch as no public offering was involved.
The party to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 19, 2001, we issued 12,667 shares of our common stock to Anthony Maniaci, as trustee in settlement of amounts that may have been due from us to certain of our previously related parties. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 28, 2001, we sold 40,000 shares of our common stock to six (6) Non U.S. Person purchasers thereof for aggregate consideration of $300,000. We paid aggregate placement fees of approximately $15,000.00 in connection with such sale. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S under the Securities Act. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 28, 2001, we issued 100,000 shares of our common Stock in consideration of a three percent (3%) unsecured loan extended by Paul Wong to us in the amount of $500,000. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 28, 2001, we issued 100,000 shares of our common stock in consideration of a three percent (3%) unsecured loan extended by Cerro Capital Alliance to us in the amount of $500,000. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
Section 4(2) thereof inasmuch as no public offering was involved.
The party to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 28, 2001, we issued 420,000 shares of our common stock to nine (9) of our employees and consultants in consideration of past performance and in order to retain the services of such parties for the future. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 28, 2001, we issued 83,333 shares of our common stock to John Hamilton in settlement of amounts in excess of $2,100,000 claimed by John Hamilton as due from us. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On September 10, 2001, we issued 14,567 shares of our common stock to five (5) previous purchasers of our common stock in order to settle various claims of those purchasers for our failure to timely file a registration statement. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On June 17, 2002, we issued an aggregate of 205,000 shares of our common stock to four parties in settlement of outstanding claims against us in the aggregate amount of approximately $826,000. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom securities were in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On July 17, 2002, we issued 8,970,000 shares of our common stock to 32 Non-U.S. Persons for an aggregate of $4,485,000 in cash.
 We paid approximately $78,000 in finder's fees in connection with such issuances, and except for the foregoing there were no other commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Regulation S promulgated thereunder. Each of the parties to whom securities were issued in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On July 17, 2002, we issued 50,000 shares of our common stock to 1 Accredited Investor (as such term is defined under the Securities Act) for an aggregate of $25,000 in cash. There were no commissions or discounts associated with such issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Rule 506 under Regulation D promulgated thereunder. The party to whom securities was issued in connection foregoing, made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. The certificate representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On September 4, 2002, we issued 1,573,500 shares of our common stock to 13 parties in order to settle various claims advanced by such parties in connection with certain Regulation S offerings previously undertaken by us, including but not limited to continuing claims against us for failure to timely file a registration statement. There were no commissions or discounts associated with the issuance of our common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. Each of the parties to whom our common stock was issued in connection foregoing, made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that all parties that acquired our common stock pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of the Regulation S Supplemental Shares. All certificates representing the Regulation S Supplemental Shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On September 4, 2002, we issued we issued 100,000 shares of our common stock to Dr. Steven Small (one of our Directors)in connection with certain requirements of the Small Consulting Agreement (as same is described hereinafter). There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the common stock, Dr. Small made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Dr. Small had knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On September 4, 2002, we issued 200,000 shares of our common stock to Capital Partners (Capital Partners is controlled by Dr. Steven Small, one of our Directors)in connection with certain leasehold improvements provided by Capital Partners under our sublease agreement. There were be no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, Capital Partners made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Capital Partners had knowledge and experience in financial matters such that Capital Partners was capable of evaluating the merits and risks of acquisition of the Capital Partners Shares. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

      On September 4, 2002, we issued 2,796,668 shares of our common stock to 7 employees, consultants and other parties associated with us who were, in part, responsible for our management, growth and the protection of our business, and to provide an incentive for such parties to continue to provide their services to us. There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties to whom the common stock was issued in connection foregoing, made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the parties that acquired the common stock pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On October 9, 2002, we issued 10,000,000 shares of our common stock to Pan Zone Co., Ltd. in exchange for the discharge by Pan Zone of $500,000.00 of past due debt. There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the common stock, Pan Zone made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Pan Zone had knowledge and experience in financial matters such that Pan Zone was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On October 9, 2002, we issued 13,500,000 shares of our common stock to 8 parties in connection with closing of certain transactions between us and Covenant Film Productions, Inc. There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. Each of the parties acquiring the common stock made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that such parties had knowledge and experience in financial matters such that the they were capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On December 19, 2002, we issued 1,184,364 shares of our Series B preferred stock to Pan Zone Co. Ltd. in order to discharge all remaining debt balances due from us to Pan Zone. There were no commissions or discounts associated with the issuance of the Series B preferred stock. We claimed exemption from the registration provisions of the Act with respect to the issuance of the Series B preferred stock pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Series B preferred stock, Pan Zone made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Pan Zone had knowledge and experience in financial matters such that Pan Zone was capable of evaluating the merits and risks of acquisition of the Series B preferred stock. All certificates representing the Series B preferred stock issued pursuant to the foregoing bears an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On December 19, 2002, we issued 186,909 shares of our Series B preferred stock to Canco Holdings Corp. in order to discharge all remaining debt balances due from us to Canco. There were no commissions or discounts associated with the issuance of the Series B preferred stock. We claimed exemption from the registration provisions of the Act with respect to the issuance of the Series B preferred stock pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Series B preferred stock, Canco made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Canco had knowledge and experience in financial matters such that Canco was capable of evaluating the merits and risks of acquisition of the Series B preferred stock. All certificates representing the Series B preferred stock issued pursuant to the foregoing bears an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On December 19, 2002, we issued 185,455 shares of our Series B preferred stock to Paul Wong in order to discharge all remaining debt balances due from us to Paul Wong. There were no commissions or discounts associated with the issuance of the Series B preferred stock. We claimed exemption from the registration provisions of the Act with respect to the issuance of the Series B preferred stock pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Series B preferred stock, Paul Wong made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Paul Wong had knowledge and experience in financial matters such that Paul Wong was capable of evaluating the merits and risks of acquisition of the Series B preferred stock. All certificates representing the Series B preferred stock issued pursuant to the foregoing bears an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     Commencing on December 24, 2002, we sold 5,500,000 units (the "Units") to eight purchasers thereof for aggregate consideration of $5,500,000. We expect that we will sell an additional 1,000,000
Units in the near future. Each Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (the "Debenture"), 1.22 shares of our common stock and .555 warrants (the "Warrants"). Repayment of the Debentures is secured by a Security Agreement (the "Security Agreement") encumbering all of our assets. Likewise, each holder of the Debenture is entitled to a initial royalty per DVD
Unit sold to United States and Canadian Sources (the "Initial Royalty"), in a variable amount of not less than $.40 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain additional advances (the "Initial Additional Advances") made by the holders of the Debentures remain outstanding and to a second royalty per DVD Unit sold to United States and Canadian
Sources (the "Second Royalty"), in a variable amount of not less than $.50 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain advances in addition to the Initial Additional Advances (the "Second Additional Advances") made by the holders of the Debentures remain outstanding. Each purchaser of a Unit is entitled to certain registration rights pursuant to a registration rights agreement (the "Registration Rights Agreement") and certain other rights relating to board appointments and rights as to future financing pursuant to an investor rights agreement (the "Investor Rights Agreement"). Each Warrant entitles the holder, subject to the satisfaction of the conditions to exercise set forth in the Warrant, to purchase, on or prior to 5:00 p.m., New York City time, on December 23, 2006 (the "Warrant Expiration Date") one share of our common stock, subject to adjustment as provided in the Warrant, at the Exercise Price (as defined below) then in effect.
The Exercise Price per share of common stock is determined as follows:

     if the applicable Warrant is exercised at any time on or prior to December 31, 2004, the Exercise Price per share of common stock is $1.00;

     if the applicable Warrant is exercised after December 31, 2004 but on or prior to June 30, 2005, the Exercise Price per share of common stock is $1.25;

     if the applicable Warrant is exercised after June 30, 2005 but on or prior to December 31, 2005, the Exercise Price per share of common stock is $1.50;

     if the applicable Warrant is exercised after December 31, 2005 but on or prior to June 30, 2006, the exercise price per share of common stock is $1.75; and

     if the applicable Warrant is exercised after June 30, 2006, the exercise price per share of common stock is $2.00.

We claimed exemption from the registration provisions of the Act with respect to the issuance of the Units pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the Debentures, the shares of our common stock and the Warrants which comprise the Units, the purchasers thereof made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the purchasers thereof had knowledge and experience in financial matters such that the purchasers were capable of evaluating the merits and risks of acquisition of the Units. All of the Debentures, the certificates representing the common stock and the Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

     On February 6, 2003, we issued 121,049 shares of our common stock to Film Financing, Inc. in connection with the requirements of an agreement between us and Film Financing associated with our film financing credit facility for the production of the Gospel of John. There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, Film Financing made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Film Financing had knowledge and experience in financial matters such that Film Financing was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On March 6, 2003, we issued 150,000 shares of our common stock to Film Financing, Inc. in connection with the requirements of an agreement between us and Film Financing associated with our film financing credit facility for the production of our production of the Gospel of John. There were no commissions or discounts associated with the issuance of the common stock. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, Film Financing made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Film Financing had knowledge and experience in financial matters such that Film Financing was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On March 13, 2003, we entered into an agreement with Elly Herbert Reisman (one of our directors) to provide a guaranty ("Guaranty") as required under the terms of our film financing credit facility for the production of the Gospel of John (the "Guaranty Agreement"). Pursuant to the Guaranty Agreement, we are required to issue 100,000 shares of our common stock to Elly Herbert Reisman in exchange for the provision of the Guaranty for a period of 45 days and, we are required to provide 25,000 shares of our common stock to Elly Herbert Reisman for each period of thirty (30) days that the Guaranty remains outstanding after the initial 45 day period. We expect to issue 125,000 shares of our common stock to Elly Herbert Reisman on account of the foregoing on or before May 30, 2003. Under the Guaranty Agreement, if the guarantor is required to make any payment then we are obligated to pay the guarantor a royalty per DVD Unit sold to United States and Canadian Sources in an amount equal to $3.00 per DVD Unit for the first 300,000 DVD Units sold and $2.00 for the next 305,000 DVD Unit sold.
 After the sale of 605,000 DVD Units and the payment of the Guaranty Royalty our obligation to pay such royalty to the guarantor shall terminate, provided, however, to the extent that any payment made by the guarantor under the Guaranty Agreement is repaid to the guarantor by us or others on our behalf, the royalty payable shall be reduced as described in the Guaranty Agreement. We are not yet able to determine the amounts, if any, of additional shares of common stock that will be issuable to Elly Herbert Reisman from us on account of the Guaranty. There will be no commissions or discounts associated with the issuance of the common stock. We will claim an exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the common stock, Elly Herbert Reisman will have made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Elly Herbert Reisman will have had knowledge and experience in financial matters such that Elly Herbert Reisman will be capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

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

     Our primary strengths are our intellectual property rights to the visual representation of the most popular versions of the Bible and our sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations. We have received exclusive licenses for the film rights for the word-for-word film productions of the Good News Translation, New International Version and the Contemporary English Version of the Bible.

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

     Our distribution agreement with Thomas Nelson, Inc., a major distributor of faith based products provides Thomas Nelson with the exclusive license to distribute videos through the mass market, general retail outlets, the Christian Booksellers Association and the church markets in the United States. The agreement provides for a three month review period ending March 31, 2003 to enable the parties to evaluate their relationship and determine whether to continue operating under the agreement. Although the review period has expired the parties are continuing discussions. During the third quarter of 2001, we executed a termination agreement with Stewart House Publishing, Inc. to as to our existing distribution agreement. Prior to the termination, Stewart House had distributed our products to the general or mass market in the United States and Canada. We are continuing to pursue strategic relationships with the United Bible Societies, and if we are able to create such relationships we believe that we would be in a position to create mass distribution of our products on a global basis.

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

     Net sales in fiscal 2002 totaled $773,000, a decrease of 42% from sales of $1,324,000 in fiscal 2001 as no new product or repackaging of existing product was available. In addition, the International Bible Society (IBS) the licensor of the Company's 2002 and prior year's product offering obtained an injunction compelling the Company to cease its sale of IBS product effective November 27, 2003. (see Legal Proceedings).

     Gross profit is lower in fiscal 2002 compared to 2001 by $719,000 or 58%. This decrease is due to the reduction in Net Sales of 42% and an increase in Cost of Goods Sold from 6.8% of Net Sales in 2001 to 33.4% of Net Sales in 2002. The 2002 Cost of Goods Sold total includes an amount of approximately $150,000 that should have been charged in the previous year.

     During 2002, the Company issued 17,450,000 shares of its common stock for services rendered, including finders fees, resulting in an expense of $888,000 whereas in 2001, approximately 53,386,000 shares were issued related to loans made to us and to our employees and consultants resulting in an expense totaling $13,290,000. The expense recorded in both years reflected the fair value of our Common Stock at date of issuance.

     Selling, general and administrative costs of $2,586,000 for the year ended 2002 were 50% lower than the previous year's $5,133,000. During the year ended December 31 2002, we reduced the size of our operations and moved offices from Nashville, Tennessee to Toronto, Ontario. Today, we have two full-time employees and two part time employees. Included in Selling, general and administrative expenses for the year ended December 31, 2002, are the following costs: consulting fees: $800,000; professional fees: $717,000; amortization expense: $400,000; salaries and benefits: $252,000; insurance:
$210,000; and interest expense: $190,000.

     During the year the Company wrote down the value of its intangible asset, the International Bible Society (IBS) licence agreement, by $300,000 and its inventory by $75,000 as a result of the IBS injunction. See Legal Proceedings.

     The Company was able to settle certain liabilities incurred in previous years and recorded a gain on settlement of $2,332,000.

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

     It is difficult to compare selling, general and administrative expenses between the years of 2001 and 2000. During the year ended December 31 2001, we were in a stage of reorganization and reduced the size of our operations and moved our operations offices from Toronto, Ontario, to Nashville, Tennessee. Today, we have two full-time employees and two part time employees. During the year of 2000, we were in a state of growth and we were preparing to begin the production of the book of Mark. At December 31, 2000, there were more than 20 employees and consultants. Included in selling, general and administrative expenses for the year ended December 31, 2001, are the following more significant costs: amortization expense: $414,000; consulting fees: $356,000; interest expense:
$456,000; inventory allowance: $763,000; professional fees:
$900,000; rent expense: $385,000; salaries and benefits: $796,000; and travel and entertainment costs: $200,134.

     Our management estimates expenses totaling $1,450,000 that may be incurred by us in connection with the settlement of certain disputed agreements and amounts reflected as potentially owed by us.
 Some of these obligations have already been paid and the remaining balance is included in accounts payable and accrued expenses.

Liquidity and Capital Resources

     At December 31, 2002, we had $947,000 in cash and cash equivalents and a working capital deficit of $4,526,000. The primary sources of liquidity to meet our obligations during the year ended December 31, 2002 were provided by a $4,500,000 private placement of common shares and the receipt of $750,000 in Debentures issued by the Company.

     Net cash used in operating activities for the year ended December 31,2002 resulted in a deficit in the amount of $ 3,631,000 .. In addition to the Company's net loss of $1,138,000, film cost increased by a gross amount of $2,002,000 during the year and these amounts were financed principally by the issue of Common shares and Debentures.

     For fiscal year 2003, we anticipate cash needs of approximately $3,500,000, consisting of approximately $1,500,000 for the pre launch marketing of the Gospel of John, approximately $1,000,000 relating to operations, approximately $750,000 earmarked for reduction of liabilities and $200,000 to begin production activities in connection with a new book of the Bible. We expect these cash needs to be funded by our issuance of additional debentures and collection of accounts receivable principally arising from sales of the Gospel of John. Without the sale of the additional debentures and the creation and collection of such accounts receivables, our revenue from operations will not be sufficient to sustain our current working capital obligations and requirements.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.


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

Risks of a Development Stage Company

     Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. To address these risks, we must, among other things, successfully complete our development, establish and then maintain new relationships, implement our business and marketing strategy, complete the acquisition of additional licenses, undertake and complete filming operations, develop new products, respond to competitive developments and have sufficient capital to attract, retain and motivate qualified personnel. As a development stage company we have not achieved profitability and expect to continue to incur significant operating and capital expenditures in areas such as expansion of our advertising, brand promotion, content development, sales and marketing, and operating infrastructure. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Other Business Risks

     Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in the film production and distribution business. Such risks include, without limitation, our ability to successfully negotiate and conclude each of the components necessary to undertake film production for any of the books of the Bible we elect to film; establish, maintain and increase our customer base; our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; our ability to effectively manage rapidly expanding operations; our ability to develop traditional and electronic commerce channels of distribution; our ability to efficiently provide service to customers; production delays; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; competition, including but not limited to the introduction and development of different or more extensive services by direct and indirect competitors, particularly in light of the fact that substantially all of such competitors are much larger and have greater financial, technical and marketing resources than do we; reductions in prices of our products and services as a result of competition or otherwise; governmental regulation; and economic conditions, and other risks specific to our business. To address these risks, we must, among other things, establish, maintain and increase our customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our products and services, improve and provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital in addition to the amounts of any accounts receivables that we expect to collect. We approximate that we require capital in excess of $3,500,000 to pay our accumulated debts and continue our operations, including commencement of certain anticipated productions activities.

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

No Assurance of Profitability; Anticipated Losses

     We anticipate that we may incur net losses for the foreseeable future with respect to our products. The extent of these losses will be dependent, in part, on the amount and rates of growth of our net revenue from production and distribution of existing and new products. If we are able to commence additional filming, we anticipate that our operating expenses would increase significantly, especially in the areas of production expenses, sales and marketing, and, as a result, we will need to generate substantial additional revenues if profitability is to be achieved. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability.

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

Dependence on Key Personnel

     Our performance is substantially dependent on the performance of our executive officers. We do not have any "key person" life insurance policies on any of our officers. The loss of the services of any of our executive officers or other key employees who may be subsequently hired could be expected to have a material adverse effect on our business, the results of our operations and our financial condition. Competition for senior management, film production personnel, actors, musicians and other performance personnel, experienced sales and marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.


Intense Competition

     We believe that as a result of our exclusive licenses and those additional exclusive licenses that we intend to obtain, we will not have any direct competition for our specific video and other products that we develop under such exclusive licenses. In general, however, our present and proposed business is intensely competitive.
 Substantially all of our existing and potential competitors have longer operating histories, greater name recognition, substantial greater customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their products, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect upon our business, results of operations and financial condition.

Risks Associated with Proposed International Operations and Expansion

     A part of our strategy is to offer our products in foreign markets. We cannot be sure how acceptable our products will be in any foreign market. If revenues from international operations are not adequate to cover the investments in such activities, our business, results of operations and financial condition would be materially and adversely affected. We may experience difficulty in managing international operations as a result of difficulty in locating effective international associates, competition, technical problems, distance, language and cultural differences; and there can be no assurance that we or any of our international associates will be able to successfully market our products in foreign markets. There are certain risks inherent in doing business on an international level, such as, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on our proposed future international operations and, consequently, on our business, results of operations and financial condition.

Dependence on Intellectual Property Rights and Distribution Agreements

     Our entire plan of business operation is dependant upon our exclusive licenses from those entities that own the rights to the versions of the Bible that serve as the foundation for our products and services. We can provide no assurance that our license agreements will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative license, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition. Likewise, our plan of business operation is, generally, dependant upon distribution of our product by parties other then us. We can provide no assurance that our existing distribution agreement will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative distribution agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition.

     We regard our products, the technology associated therewith and our other intangible property as proprietary, and we have and will attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We do, however, possess certain copyrights, trademarks, and service marks. We intend to enter into confidentiality or license agreements with our employees, consultants, and others with which we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We intend to register our copyrights, trademarks and service marks in the United States and internationally, and we intend to apply for registration in the United States for a number of copyrights and trademarks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products may be made available and policing unauthorized use our intellectual property and proprietary information is extremely difficult.

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

Risks of Infringement of Intellectual Property

     There can be no assurance that our business activities have not or will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. We may be subject to claims in the ordinary course of our business including claims of alleged infringement of the copyrights, trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our employees, consultants or other associates. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights, and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Control by Group of Stockholders

     An affiliated group of our stockholders owns, beneficially or otherwise, more than a majority of our outstanding common stock. As a result, this group of stockholders possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any one of which could have a material adverse effect on the market price of our common stock. Likewise, such group of stockholders is in the position, subject to applicable law, to amend our articles of incorporation for numerous purposes, including but not limited to the creation of additional classes of stock with such price, rights, preferences, privileges and restrictions, including voting rights, as may be determined by the Board of Directors, and to control our management through designation of members of the Board of Directors or otherwise.

Item 7.   Financial Statements.

                    INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants       F-1

Consolidated Balance Sheet                     F-2

Consolidated Statement of Operations           F-3

Consolidated Statement of Changes in           F-4
Stockholders' Equity

Statement of Cash Flows                        F-5

Notes to Financial Statements                  F-6

                                 F-1
                     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Visual Bible International, Inc. and
  Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Visual Bible International, Inc. and its Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Bible International, Inc. and its Subsidiaries as of December 31 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations during 2002, 2001 and 2000 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SAMUEL KLEIN AND COMPANY
Newark, New Jersey
April 7, 2003

                                 F-2
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


ASSETS                               December 31,  December 31,
                                     2002          2001

                                         ----------    ----------

Current Assets:

 Cash and cash equivalents                 $946,462       $62,034

 Cash escrow                                166,817            -

 Accounts receivable, net                    71,111        13,348

 Inventories                                318,542       539,374

 Prepaids and other current assets          126,257        56,586

                                         ----------    ----------

  Total Current Assets                    1,629,189       671,342



Film Costs, Production in Progress        2,002,335            -

Property and Equipment, Net                  16,378        14,000

Intangible Assets, Net of                   300,112     1,000,112
Accumulated Amortization

                                         ----------    ----------

  Total Assets                            3,948,014    $1,685,454

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable           225,000      $360,233

 Accounts payable and accrued             4,192,077     5,923,437
 expenses

 Deferred revenue                           789,471       823,636

 Due to related parties                     781,882     5,737,925

                                         ----------    ----------

  Total Current Liabilities               5,988,430    12,845,231

                                         ----------    ----------

Debentures Payable                          750,000             -

                                         ----------    ----------

  Total Liabilities                       6,738,430    12,845,231

                                         ----------    ----------

Commitments and Contingencies

Stockholders' Equity (Deficit):

 Preferred stock, class B,                    1,557            -
 200,000,000  authorized $.001 par
 value, -0- issued  or outstanding
 at December 31, 2002 and December
 31, 2001

 Common stock, 300,000,000                   40,878         2,294
 authorized $.001 par value,
 40,878,324 and 2,293,576 issued
 and outstanding at December 31,
 2002 and December 31, 2001

 Additional paid-in capital              34,271,280    24,684,892

 Unamortized finance costs on             (112,462)            -
 debentures payable

 Receivables from stockholders            (427,060)     (417,060)

 Accumulated foreign currency                 3,650
 translation

 Retained earnings (deficit)           (36,568,269)  (35,429,903)

                                         ----------    ----------

  Total Stockholders' Equity                         (11,159,777)
  (Deficit)                             (2,790,416)

                                         ----------    ----------

  Total Liabilities and                 $3,948,014     $1,685,454
  Stockholders' Equity (Deficit)

                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-3
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Year    For the Year       For the Year
                                          Ended       Ended December     Ended December
                                      December 31,        31, 2001          31, 2000
                                      2002

Sales:

 Product sales - distributors                $598,716          $998,263                $-
 Product sales - direct                       174,679           325,277          3,073,308
                                           ----------        ----------         ----------
  Total Sales                                 773,395         1,323,540          3,073,308


Cost of Goods Sold                            258,262            89,663          1,506,303
                                           ----------        ----------         ----------
Gross Profit                                  515,133         1,233,877          1,567,005

Costs and Expenses:
 Selling, general and administrative        2,586,025         5,133,378         10,276,760
 Royalty expense                              153,779           271,817             99,054
 Settlement expenses                               0          1,350,000            745,736
Costs relating to stock issued for           888,000         13,290,080                 -
imputed interest expense and general
and administrative expenses

 Write off of production costs                     -          3,525,295          3,616,159
 Write down of property and equipment              -                 -             304,759
 Write down of intangibles                    300,000                -                  -
 Write down of inventory                       75,000                -                  -
                                           ----------        ----------         ----------
                                            4,002,804        23,570,570         15,042,468
                                           ----------        ----------         ----------
Gains on Settlement of Liabilities          2,332,040
                                           ----------        ----------         ----------
Loss before Other Income                  (1,155,631)      (22,336,693)       (13,475,463)
Foreign Exchange Gain (Loss)                       -                 -            (41,700)
                                           ----------        ----------         ----------
Loss from Operations                      (1,155,631)      (22,336,693)       (13,517,163)
Other Income:
 Interest Income                               17,275             3,351              1,289
Loss from Discontinued Operations                  -                 -            (64,867)
                                           ----------        ----------         ----------
Net Income (Loss) before Income Taxes     (1,138,356)      (22,333,342)       (13,580,741)
Provision (Credit) for Income Taxes                -                 -           (137,296)
                                           ----------        ----------         ----------
Net Income (Loss)                        $(1,138,356)     $(22,333,342)      $(13,443,445)
                                           ==========        ==========         ==========



Income (Loss) per Share:  *
 Basic and diluted income (loss) per
 share:
  From Continuing Operations                  $(0.04)           (16.14)           $(36.03)
  From Discontinued Operations                     -                 -              (0.17)
                                           ----------        ----------         ----------
                                              $(0.04)          $(16.14)           $(36.20)
                                           ==========        ==========         ==========

Weighted average basic and diluted         28,308,220         1,383,675            371,411
common shares outstanding
                                           ==========        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 F-4
                  VISUAL BIBLE INTERNATIONAL, INC.
                           AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                               Preferred      Preferred      Preferred
                                              Stock Shares   Stock Amount      Stock
                                                                            Additional
                                                                          Paid-In Capital

                                                  ----------    ----------      ----------

Balances, January 2000                                 1,000           $10              $-

Repurchase of Preferred Shares Through the           (1,000)          (10)               -
Issuance of Notes Payable

Repurchase of Common Shares Through the                    -             -               -
Issuance of Notes Payable

Issuance of Common Stock in Connection with                -             -               -
Reverse Merger

Issuance of Common Stock for Net Assets                    -             -               -
Acquired

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering I

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering II

Issuance of Common Stock to Convertible                    -             -               -
Noteholder

Receivables from Stockholders                              -             -               -

Net Loss for the Year                                      -             -               -

                                                  ----------    ----------      ----------

Balance December 31, 2000*                                 -             -               -

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering III

Issuance of Common Stock in Connection with                -             -               -
Forgiveness of Debt

Issuance of Common Stock as Additional Loan                -             -               -
Compensation

Issuance of Common Stock to Employees and                  -             -               -
Consultants

Issuance of Common Stock to Registration                   -             -               -
Rights Holders

Net Loss for the Year                                      -             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2001                                -             -               -

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering IV

Stock issued in exchange of debt                   1,556,728         1,557       4,111,850

Issuance of stock pursuant to finder's and                 -             -               -
consulting agreement and entitled parties'
agreement

Common stock issued in connection with                     -             -               -
services rendered

Common stock issued in settlement of                       -             -               -
accounts payable

Receivables from Stockholders                              -             -               -

Stock issued to debentures holders as                      -             -               -
additional considerations

Costs related to equity and debt financings                -             -               -

Foreign currency translation adjustment                    -             -               -

Net loss for the year                                      -             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2002                        1,556,728        $1,557      $4,111,850

                                                  ==========    ==========      ==========



                                             Common Stock   Common Stock   Common Stock
                                             Shares         Amount          Additional
                                                                          Paid-In Capital

                                                  ----------    ----------      ----------

Balances, January 2000                                 1,019            $1          $4,100

Repurchase of Preferred Shares Through the                 -             -       (274,990)
Issuance of Notes Payable

Repurchase of Common Shares Through the              (1,018)           (1)       (274,995)
Issuance of Notes Payable

Issuance of Common Stock in Connection with          212,500           213           (213)
Reverse Merger

Issuance of Common Stock for Net Assets              150,970           151          37,113
Acquired

Issuance of Common Stock in Connection with           10,000            10       2,849,990
Private Placement Offering I

Issuance of Common Stock in Connection with           12,158            12       4,733,693
Private Placement Offering II

Issuance of Common Stock to Convertible                5,066             5       2,042,517
Noteholder

Receivables from Stockholders                              -             -               -

Net Loss for the Year                                      -             -               -

                                                  ----------    ----------      ----------

Balance December 31, 2000*                           390,695           391       9,117,215

Issuance of Common Stock in Connection with           40,000            40         284,960
Private Placement Offering III

Issuance of Common Stock in Connection with           83,333            83       1,994,417
Forgiveness of Debt

Issuance of Common Stock as Additional Loan        1,308,333         1,308       9,811,192
Compensation

Issuance of Common Stock to Employees and            420,000           420       3,149,580
Consultants

Issuance of Common Stock to Registration              51,215            52         327,528
Rights Holders

Net Loss for the Year                                      -             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2001                        2,293,576         2,294      24,684,892

Issuance of Common Stock in Connection with        9,020,000         9,020       4,083,969
Private Placement Offering IV

Stock issued in exchange of debt                  10,000,000        10,000         490,000

Issuance of stock pursuant to finder's and        17,460,168        17,460         855,540
consulting agreement and entitled parties'
agreement

Common stock issued in connection with               300,000           300          14,700
services rendered

Common stock issued in settlement of                 888,080           888          38,237
accounts payable

Receivables from Stockholders                              -             -               -

Stock issued to debentures holders as                916,500           916         111,546
additional considerations

Costs related to equity and debt financings                -             -       (119,454)

Foreign currency translation adjustment                    -             -               -

Net loss for the year                                      -             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2002                       40,878,324       $40,878     $30,159,430

                                                  ==========    ==========      ==========



                                                Retained     Unamortized      Foreign
                                             Earnings       finance costs Currency -
                                             (Deficit)                    Translation

                                                  ----------    ----------      ----------

Balances, January 2000                              $346,884            $-              $-

Repurchase of Preferred Shares Through the                 -             -               -
Issuance of Notes Payable

Repurchase of Common Shares Through the                    -             -               -
Issuance of Notes Payable

Issuance of Common Stock in Connection with                -             -               -
Reverse Merger

Issuance of Common Stock for Net Assets                    -             -               -
Acquired

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering I

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering II

Issuance of Common Stock to Convertible                    -             -               -
Noteholder

Receivables from Stockholders                              -             -               -

Net Loss for the Year                           (13,443,445)             -               -

                                                  ----------    ----------      ----------

Balance December 31, 2000*                      (13,096,561)             -               -

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering III

Issuance of Common Stock in Connection with                -             -               -
Forgiveness of Debt

Issuance of Common Stock as Additional Loan                -             -               -
Compensation

Issuance of Common Stock to Employees and                  -             -               -
Consultants

Issuance of Common Stock to Registration                   -             -               -
Rights Holders

Net Loss for the Year                           (22,333,342)             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2001                     (35,429,903)             -               -

Issuance of Common Stock in Connection with                -             -               -
Private Placement Offering IV

Stock issued in exchange of debt                           -             -               -

Issuance of stock pursuant to finder's and                 -             -               -
consulting agreement and entitled parties'
agreement

Common stock issued in connection with                     -             -               -
services rendered

Common stock issued in settlement of                       -             -               -
accounts payable

Receivables from Stockholders                              -             -               -

Stock issued to debentures holders as                      -     (112,462)               -
additional considerations

Costs related to equity and debt financings                -             -               -

Foreign currency translation adjustment                    -             -           3,650

Net loss for the year                            (1,138,356)             -               -

                                                  ----------    ----------      ----------

Balances, December 31, 2002                    $(36,568,259)    $(112,462)          $3,650

                                                  ==========    ==========      ==========



                                              Receivables       Total
                                             from           Shareholders'
                                             Stockholders   Equity
                                                            (Deficit)

                                                  ----------     ----------

Balances, January 2000                                    $-       $350,995

Repurchase of Preferred Shares Through the                 -      (275,000)
Issuance of Notes Payable

Repurchase of Common Shares Through the                    -      (274,996)
Issuance of Notes Payable

Issuance of Common Stock in Connection with                -              -
Reverse Merger

Issuance of Common Stock for Net Assets                    -         37,264
Acquired

Issuance of Common Stock in Connection with                -      2,850,000
Private Placement Offering I

Issuance of Common Stock in Connection with                -      4,733,705
Private Placement Offering II

Issuance of Common Stock to Convertible                    -      2,042,522
Noteholder

Receivables from Stockholders                      (417,060)      (417,060)

Net Loss for the Year                                      -   (13,443,445)

                                                  ----------     ----------

Balance December 31, 2000*                         (417,060)    (4,396,015)

Issuance of Common Stock in Connection with                -        285,000
Private Placement Offering III

Issuance of Common Stock in Connection with                -      1,994,500
Forgiveness of Debt

Issuance of Common Stock as Additional Loan                -      9,812,500
Compensation

Issuance of Common Stock to Employees and                  -      3,150,000
Consultants

Issuance of Common Stock to Registration                   -        327,580
Rights Holders

Net Loss for the Year                                      -   (22,333,342)

                                                  ----------     ----------

Balances, December 31, 2001                        (417,060)   (11,159,777)

Issuance of Common Stock in Connection with                       4,092,989
Private Placement Offering IV                              -

Stock issued in exchange of debt                           -      4,613,407

Issuance of stock pursuant to finder's and                 -        873,000
consulting agreement and entitled parties'
agreement

Common stock issued in connection with                     -         15,000
services rendered

Common stock issued in settlement of                       -         39,125
accounts payable

Receivables from Stockholders                       (10,000)       (10,000)

Stock issued to debentures holders as                      -              -
additional considerations

Costs related to equity and debt financings                -      (119,454)

Foreign currency translation adjustment                    -          3,650

Net loss for the year                                      -    (1,138,356)

                                                  ----------     ----------

Balances, December 31, 2002                       $(427,060)   $(2,790,416)

                                                  ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Year   For the Year   For the Year
                                                  Ended         Ended          Ended
                                              December 31,  December 31,   December 31,
                                              2002          2001           2000



Cash Flows from Operating Activities:

 Net income (loss)                               (1,138,356)  $(22,333,342)  $(13,443,445)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

   Depreciation and amortization                     407,000        421,382        317,331

   Gains on settlements                          (2,332,040)             -              -

   Deferred income taxes                                  -              -        (70,727)

   Write down of film cost to net realizable              -       3,525,295      3,616,159
   value

   Write down of inventory                            75,000        762,678             -

   Write down of intangibles                         300,000             -              -

   Reserve for note receivable                            -         285,514             -

   Issuance of common stock                               -      13,290,080             -

   Recoverable income taxes                               -              -        (53,386)

   Allowance for sales returns                            -              -         464,975

   Write down of assets in settlement                     -              -         745,736

   Write down of property and equipment                   -              -         304,759

   Reserve against receivables                            -              -         439,452

  Change in operating assets and liabilities:

   Accounts receivable                              (53,763)        (2,693)      (766,016)

   Inventories                                       145,832    (1,272,661)       (29,391)

   Due to/from affiliate                                  -       3,714,681      3,353,237

   Film cost                                     (2,002,335)      (740,942)    (6,400,512)

   Prepaid expenses and other current assets        (69,671)          9,188         49,405

   Accounts payable and accrued liabilities        1,075,169      2,721,412      2,845,267

   Deferred revenues                                (34,165)        223,636        600,000

  Other assets                                            -          73,303             -

                                                  ----------     ----------     ----------

   Net cash (used in) provided by operating      (3,631,329)        677,531    (8,027,156)
   activities
                                                  ----------     ----------     ----------

Cash Flows from Investing Activities:

 Cash in escrow                                    (166,817)             -              -

 Acquisition of property and equipment               (9,378)             -       (225,099)

 Advance of security deposit                              -              -        (70,464)

                                                  ----------     ----------     ----------

  Net cash used in investing activities            (176,195)             -       (295,563)

                                                  ----------     ----------     ----------

Cash Flows from Financing Activities:

 Proceeds from debentures issued                     750,000             -              -

 Proceeds from issuance of common stock            4,092,989        285,000      7,583,704

 Payment of notes payable                           (35,233)    (1,173,720)      (117,500)

 Costs associated with debt and equity             (119,454)             -              -
 financings

 Receivables from stockholders                            -              -       (372,060)

 Proceeds from note payable financing                     -         209,778      1,216,675

 Foreign currency translation                          3,650             -              -

                                                  ----------     ----------     ----------

  Net cash provided by (used in) financing         4,691,952      (678,942)      8,310,819
  activities

                                                  ----------     ----------     ----------

Net (Decrease) Increase in Cash and Cash             884,428        (1,411)       (11,900)
Equivalents


Cash and cash equivalents, beginning of year          62,034         63,445         75,345

                                                  ----------     ----------     ----------

Cash and cash equivalents, end of year              $946,462        $62,034        $63,445

                                                  ==========     ==========     ==========


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (continued)


                                                For the     For the Year    For the Year
                                               Year Ended  Ended December      Ended
                                                December       31, 2001    December 31,
                                                31, 2002                   2000



Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the year                          $-              $-             $-

                                                 ==========      ==========     ==========

 Income taxes paid during the year                      $-              $-             $-

                                                 ==========      ==========     ==========



Supplemental Disclosure of Noncash Investing and Financing Activities:

 Net assets acquired in reverse merger                  $-              $-         $37,264

                                                 ==========      ==========     ==========

 Convertible notes payable issued for capital           $-              $-        $549,995
 stock repurchases

                                                 ==========      ==========     ==========



 Common stock issued on conversion of                   $-              $-       2,042,522
 promissory note

                                                 ==========      ==========     ==========

 Common stock issued in connection with                 $-              $-         $21,808
 merger

                                                 ==========      ==========     ==========

 Common stock issued for forgiveness of debt            $-       $1,994,500            $-

                                                 ==========      ==========     ==========

 Common and Preferred stock issued on            $4,652,532             $-             $-
 conversion of debt

                                                 ==========      ==========     ==========

Common stock issued for services                   $888,000              $-             $-

                                                 ==========      ==========     ==========

____________________
The accompanying notes are an integral part of these consolidated financial statements.

                                 F-6
          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2002, 2001 AND 2000

1.  THE COMPANY

Visual Bible International, Inc. ("Visual Bible International", "VBII" or "the Company") is a global faith-based media company which has secured the exclusive visual and digital rights to popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts and is currently engaged in a production of a word-for-word film adaptation of the Gospel of John.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the accounts of Visual Bible International and all of its wholly-owned and majority-owned subsidiaries, including its newly formed subsidiary, the Book of John, Inc. ("The Book of John"). The financial statements were partly derived from the consolidated annual financial statements of Visual Bible which includes its consolidated subsidiary, Visual Entertainment, Inc. ("Visual Entertainment") which was acquired by Visual Bible on June 20, 2000, pursuant to a stock exchange agreement (the "Visual Entertainment Exchange Agreement") and also to reflect the merger (the "Visual Bible Guardian Merger") of Visual Bible with Guardian Productions, LLC. ("Guardian") which occurred on July 14, 2000, and has been retroactively restated within these financial statements. The Visual Bible Guardian Merger has been accounted for in accordance with the accounting treatment required in a reverse merger whereby Visual Bible has been deemed the acquirer for accounting and financial reporting purposes. The historical financial statements presented herein are the restated financial statements of Visual Bible, including its consolidated subsidiary Visual Entertainment, restated to reflect the Visual Bible Guardian Merger as if that merger took place at the beginning of such periods with the financial statements of American Uranium being included as discontinued operations from the date of the Visual Bible Exchange Transaction.

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

Use of Management's Estimates

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company periodically assesses the realizability of its property and equipment a write-down if deemed necessary.

Costs of repairs and maintenance are charged to operations as incurred and additions and betterments are capitalized. Upon retirement or disposition of assets, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers or upon receipt of royalty reports and payments from distributors. Provisions for discounts and rebates to customers and estimated sales returns and other adjustments are provided for in the same period the related product sales are recorded. For the years ended December 31, 2002, 2001 and 2000, the allowance for estimated sales returns was approximately $ - 0 - , $ - 0 - and $465,000, respectively. For the years ended December 31, 2002 and 2001, the Company deferred revenue of $600,000 and $1,265,000, respectively, for advances received on products with future availability.

Advertising

Costs relating to advertising are expensed as incurred. Advertising expenses of approximately $ - 0 - , $18,000 and $89,000 were included in selling, general and administrative expenses for the years 2002, 2001 and 2000, respectively. Financial Accounting Standards Board FASB 139 and Statement of Position SOP 00-2 now require that entities involved in the film industry which were originally excluded from the scope of SOP 93-7, "Reporting on Advertising Costs," should not account for advertising costs in accordance with the provisions of SOP 93-7, which is the method being used.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company's customer base was primarily serviced through a single distributor, Thomas Nelson, Inc. during 2002 and 2001, and by CELA Distribution Services, Inc. in 2000. Each of these companies accounted for substantially all of the Company's revenues and accounts receivable in each of the years ended December 31, 2002, 2001 and 2000 (See Note 4).

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

Translation of Foreign Currencies

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are required to be recorded as cumulative translation adjustments, a separate component of shareholders' equity. Revenues and expenses are required to be translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar, are included in net income (loss). Foreign currency realized and unrealized gains and losses for the years presented were not material.

Reverse Stock Splits

On April 4, 2001, pursuant to a corporate resolution of the Board of Directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on April 16, 2001: (1) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001, be combined into one share of the Company's $.001 par value common stock; (ii) the Company's total capitalization be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares were designated as $.001 par value common shares and twenty-five million shares were designated as $.001 par value preferred shares (the "Combination").

Reverse Stock Splits

On September 11, 2001, pursuant to a corporate resolution of the Board of Directors dated September 10, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on September 25, 2001: (i) each three shares of the Company's $.001 par value common stock issued and outstanding on and as of September 24, 2001, be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization be reduced from one hundred million shares to thirty-three million three hundred thirty-three thousand three hundred thirty-three shares, of which twenty-five million shares were designated as $.001 par value common shares and eight million three hundred thirty-three thousand three hundred thirty-three shares were designated as $.001 par value preferred shares (the "Combination").

On February 4, 2002, pursuant to a corporate resolution of the Board of Directors dated February 4, 2002, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on February 19, 2002: (i) each ten shares of the Company's $.001 par value common stock issued and outstanding on and as of February 18, 2002, be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization will be reduced from thirty-three million three hundred thirty-three thousand three hundred thirty-nine shares to three million three hundred thirty-three thousand three hundred thirty-three shares, of which two million five hundred thousand shares were designated as $.001 par value common shares and eight hundred thirty-three thousand three hundred thirty-three shares are designated as $.001 par value preferred shares (the "Combination").

On April 15, 2002, pursuant to an action by written consent of the majority of the Company's stockholders, the Company's Articles of Incorporation were amended and restated to increase the authorized shares of common stock from 2,500,000 shares to 300,000,000 shares, par value $.001 and to increase the authorized shares of preferred stock from 833,000 to 200,000,000 shares, par value $.001.

All share and per-share amounts in the accompanying consolidated financial statements have been restated to reflect the stock splits and recapitalizations referenced above.

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

For the year ended December 31, 2000, reported within these consolidated financial statements, the financial statements have been restated as if the Visual Bible Exchange Transaction, the Visual Entertainment Exchange Transaction and the Visual Bible Guardian Merger took place at the beginning of such periods. Earnings (loss) per share have been restated to reflect this accounting treatment along with the common stock combinations and have been retroactively restated.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather then being amortized as previous standards required. The Company adopted SFAS 142 for its 2002 fiscal year.

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

The Company adopted both SFAS 142 and 144 for its fiscal year beginning January 1, 2002 and management has determined that the adoption of these two pronouncements did not have a material effect on its operating results or financial condition.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates; clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended December 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its future financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

3.  GOING CONCERN - LIQUIDITY - SIGNIFICANT CORPORATE EVENTS

2001 Events

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

Certain shareholders owning 212,500 shares of the Company's common stock were parties to a shareholder voting agreement (the "Voting Agreement"). On April 4, 2001, pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"), John Hamilton assigned all of his rights and interests under the Voting Agreement to Pan Zone Co., Ltd., a British Virgin Islands Corporation ("Pan Zone"). As a result of the Assignment, Pan Zone controlled approximately forty-nine percent (49%) of the Company's issued and outstanding common stock and possessed significant influence over the Company, giving Pan Zone the ability , among other things, to elect a majority of the Board of Directors and approve significant corporate transactions.

As part of this transaction and pursuant to a resolution of the Board of Directors dated March 21, 2001, the Company authorized the issuance, subsequent to the effective date of the February 4, 2002 common stock combination, of up to 275,000 shares of the Company's common stock (the "Initial Pan Zone Shares") to Pan Zone in consideration of the agreement by Pan Zone to extend the payment date to April 2, 2002, and to reduce the interest rate to six percent (6%) in connection with a note of $250,000 and loans and advances totaling approximately $550,000 from Pan Zone to the Company (the "Initial Pan Zone Loan"), payment of which was past due. Likewise, as a part of such resolution, the Company authorized the issuance, subsequent to the effective date of the February 4, 2002 combination, of up to 833,333 shares of the Company's common stock (the "Second Pan Zone Loan Shares") to Pan Zone in consideration of the agreement by Pan Zone to loan the Company the sum of not less than $500,000 nor more than $2,500,000 (the "Second Pan Zone Loan") which Second Pan Zone Loan provided for interest at six percent (6%) per annum on the amounts outstanding from time to time and was due on April 1, 2002. As of June 30, 2001, Pan Zone had loaned over $3,600,000 to the Company, and the Company issued 1,108,333 shares of the Company's common stock to Pan Zone effective June 19, 2001.

As a condition of the Second Zone Loan, the Company appointed three directors to the Board of Directors, Messrs. Daniel W. Johnson, Anthony Ng and Paul Wong. After such appointment, the Company's Board appointed Daniel W. Johnson as Chief Executive Officer and President and James G. Petway, Jr. as Chief Financial Officer and Secretary. Simultaneous with such appointments, the Company's prior directors and officers resigned.

2002/2003 Events

During March, 2002, the Company entered into an agreement with Covenant Film Productions, Inc. ("Covenant"), which was subsequently assigned to JBM Entertainment, Inc. ("JBM") in which Covenant/JBM will provide for the development of film adaptations, on a word-for-word basis of books of the Bible, film production financing and assistance in raising additional equity capital. (See Note 12)

During June 2002, the Company completed a private placement equity financing totaling $4.5 million and issued 9,020,000 shares of common stock. The proceeds of this financing will be used for general corporate purposes and to provide the Company with working capital.

In conjunction with this financing, the Company also reached an agreement with the holders of $4.6 million of its outstanding debt. Under the terms of this agreement, the debt holders exchanged their interest as to $500,000 for 10 million common shares and approximately $4.1 million for 1,556,728 preferred shares of the Company, which are convertible at the rate of one share of preferred for one share of common stock at $2.75 per share until December 31, 2005.

In addition Covenant/JBM, on behalf of the Company, reached agreement with various of its vendors and settled outstanding debt and claims totaling $2,642,542 for cash payments of $271,377 and 888,080 shares of its common stock valued at $39,125 which resulted in the Company recognizing a gain of $2,332,040 on these settlements.

After the equity financing, debt reduction transactions and other third party facilities to finance the Company's future productions Covenant, or its designees, and other parties received 17,460,1768 common shares of the Company.

During December 2002 the Company completed a private placement offering of debentures. Subscriptions amounting to $4,000,000 were received by the Company which enabled the Company to draw down on the $4,000,000 subscriptions as necessary for the film production of The Gospel of John. During December 2002 the Company made its first draw on a pro-rata basis from the debenture holders in the amount of $750,000.

In addition, on March 21, 2003, the Company closed its bank financing for Gospel of John film production with participation by Royal Bank Financial Group.

In addition, the Company will require additional funding for its operations and for the marketing of the Gospel of John film production. The Company believes that it will be successful in raising the necessary additional capital through a private placement offering of its securities which it plans for the second quarter of 2003. There can, however, be no assurance that the Company will be successful in this effort.

4.  DISTRIBUTION AGREEMENTS AND BUSINESS ALLIANCES

Columbia House

On November 1, 2000, the Company entered into two agreements with The Columbia House Company. One such agreement related to the Company's video products and the other such agreement relates to its audio products. The Company agreed to assign to The Columbia House Company the exclusive right to manufacture, advertise, market, distribute and sell video products by Direct Response Distribution within the United States, Canada, and Mexico. Royalties received from Columbia House during 2001 totaled approximately $5,000.

During February 2002, Visual Bible International, Inc. entered into a termination agreement with the Columbia House whereby the Company paid $45,000 to terminate the two agreements with Columbia House.

Stewart House

On November 12, 2000, and subsequently amended in a letter dated April 19, 2001, the Company executed a distribution agreement with Stewart House Publishing, Inc. ("Stewart House"). The agreement had a term (the "Term") beginning on the date of execution of the Agreement and ending December 31, 2005, unless earlier terminated pursuant to the terms of the Agreement, during which the Company has appointed Stewart House as the exclusive distributor within certain distribution channels (as specified in the agreement) of audio-visual devices embodying programs owned or controlled by the Company (a "Ideogram") in the United States and Canada (the "Territory"). During the Term, Stewart House agreed to purchase certain amounts of Ideograms at the price specified in the agreement. Payment for Ideograms purchased by Stewart House was to be made upon the earlier to occur 30 days from the date that Stewart House received payment from its sale of such Ideograms or 180 days after the date of shipment of the ideograms from the Company to Stewart House, provided that Stewart House was permitted to retain a 20% holdback for the possibility of returns. The agreement placed an obligation upon Stewart House to purchase a minimum of 660,000 Ideograms during the first year of the Term.

Effective September 2001, the Company entered into a termination and release agreement with Stewart House. As part of this agreement, Stewart House agreed to return all inventory and pay the Company a royalty for product sold, less a market and advertising allowance of $150,000. At December 31, 2001, the Company product receivable from Stewart House totaled approximately $190,000. Sales from Stewart House were approximately $380,000 for 2001.

Thomas Nelson

During December 2000, the Company established a strategic alliance with Thomas Nelson, Inc., the predominant distributor of Christian books, Bibles and video products in the United States. The agreement granted Thomas Nelson, Inc. the sole and exclusive license to manufacture, market, distribute and sell long form videos embodying programs that the Company produces to Christian bookstores, Christian product distributors, the CBA market, ministries and the church market.

Effective September 1, 2001, the Company entered into a new distribution agreement with Thomas Nelson which terminates on December 31, 2002 and includes a three month review period until March 31, 2003 for the parties to evaluate their on-going relationship. This new agreement supercedes the December 2000 agreement and expands Nelson's distribution rights to include the mass market and general retail outlets in the United States and Canada. These rights had previously been held by Stewart House. In addition, the agreement grants Thomas Nelson the nonexclusive right, subject to the prior approval from the Company, to produce, market and distribute a wide variety of ancillary products specifically for the retain marketplace and church leaders.

Thomas Nelson also has the exclusive right, subject to the Company's prior approval, to develop, create, manufacture, represent, distribute and sell certain derivative products such as curriculum for all age groups, including, but not limited to, special topics, and special events, quarterly, seasonal and evangelistic materials.

The agreement provides for recoupable advances to the Company not to exceed $2,000,000 and royalty formulas. The agreement also requires the Company to produce and deliver two books of the Bible within the next 24 months, and a total of four books within a five-year time period. At December 31, 2002 and 2001, unearned revenue related to advances from Thomas Nelson were approximately $735,000 and $661,000, respectively.

The Company and Thomas Nelson have mutually agreed to extend the evaluation period beyond March 31, 2003 and discussions are continuing.

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

5.  INTANGIBLE ASSETS/LICENSE AGREEMENT

Effective as of December 16, 1999, Guardian (predecessor by merger to Visual Bible) concluded an asset purchase agreement (the "Asset Purchase Agreement") with Visual International Pty., Ltd. ("Visual Pty."), a Republic of South Africa corporation, to acquire substantially all of its assets which included the exclusive rights to "The Visual Bible" name, all of its copyrights, trademarks, images and logos and the license rights to produce and distribute visual presentations of all books of the New International Version of the Bible using the product name The Visual Bible.

Among the assets acquired from Visual Pty. were the completed video works of the "Gospel According to Matthew" and "The Book of Acts," along with a variety of ancillary products that are related to and created from these two core products, and the contractual rights granted by the International Bible Society ("IBS") to Visual Pty. in March 1994 to produce the remaining books of the Bible using the text of the New International Version of the Bible ("NIV").

The total purchase price of the assets acquired from Visual Pty. was approximately $1,700,000. Guardian paid Visual Pty. $25,000 at closing and issued a convertible note payable for the balance of the purchase price. The note did not bear interest and was converted into common stock in November 2000.

The purchase price was allocated approximately $697,000 to the intellectual property related to Matthew and Acts (the "Productions") based upon an assessment of value estimated from net cash flows from existing productions and the remaining $1,000,000 to the intellectual property related to the contractual rights to produce the remaining books of the Bible under the IBS contract (the "IBS Rights"). The Productions will be amortized using an estimated total unit production of approximately 416,000 units. The IBS Rights were to be amortized over the remaining life (50 months) of the original IBS contract.

During November 2001, Visual Bible International, Inc. renegotiated a new licensing agreement with IBS (see License Agreement/IBS
Dispute disclosed below).

License Agreement/IBS Dispute

Effective November 2, 2001, Visual Bible International entered into a new licensing agreement with IBS whereby several matters were settled between the two companies, including royalties owed to IBS. This agreement replaces all prior license agreements between IBS and Visual Pty. and any successors to Visual Pty.

The agreement provided for payments totaling $250,000 to IBS for all royalties owed through June 30, 2001. This amount is to be paid based on a schedule beginning in November 2001, and extending through April 2003. Additionally, the Company will pay royalties on future sales of products that uses the NIV text at a rate as defined in the new agreement. At December 31, 2002, the Company has recorded a liability payable to IBS for royalties totaling approximately $320,595.

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

On April 25, 2002 the Company received a letter from the International Bible Society ("IBS") terminating their agreement based upon, among other things, alleged nonpayment of royalties by the Company. The Company does not believe that the IBS termination is justified and is seeking to resolve this matter.

The Company, in its efforts to resolve this matter, had deposited
$166,817 in escrow with its attorney during these negotiations.
This amount is segregated on the December 31, 2002 consolidated balance sheet.

The parties agreed that the process by which this matter will be resolved is through mediation and arbitration. In the meantime, IBS has sought and obtained through the Preliminary Arbitrator, a preliminary injunction which compels the Company to cease its sale of IBS products effective November 27, 2002. The results of mediation or arbitration could be different from the preliminary injunction decision. The mediation process could take two months and arbitration an additional six months thereafter.

The Company is now focusing its efforts on producing word-for-word visual representations of The Good News Translation under an exclusive license with the American Bible Society.

As a result of this dispute, management established an allowance for the possible impairment to the IBS rights of $300,000.

Intangible assets consisted of the following at December 31:

                                              2002           2001

                                              ----           ----

Bible rights texts                      $1,000,000     $1,000,000

Productions                                697,527        697,527

Allowance for impairment                 (300,000)              -

                                        ----------     ----------

                                         1,397,527      1,697,527

Less: Accumulated amortization         (1,097,415)      (687,415)

                                        ----------     ----------

Intangible Assets, Net                    $300,112     $1,000,112

                                        ==========     ==========

6.  FILM COSTS

Gospel of John

The Company is currently engaged in the production of a new feature length motion picture - The Gospel of John. All of the Company's planned series of films will be word-for-word adaptations of the Books and Gospels of the Bible, produced for the global Christian faith community. During 2002 the Company completed preproduction and capitalized film costs relating to this production of $2,002,335. During the first quarter of 2003, the Company completed its principal photography in Spain and commenced studio filming in Toronto, Canada, which was completed on March 29, 2003. The Company plans to release a new production every nine months after the anticipated release of the Gospel of John in September 2003. The next film in development is The Gospel of Mark.

2000 Film Costs

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

7.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

                               December    December    Estimated
                                31, 2002    31, 2001  Useful Life

                              ----------  ----------   ----------

Office equipment and             $30,378     $21,000    3-7 Years
furniture and fixtures

Less:

 Accumulated depreciation       (14,000)     (7,000)

                              ----------  ----------

Net property and equipment       $16,378     $14,000

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


8.  LOANS AND NOTES PAYABLE

The notes payable are comprised as follows at December 31:

                                                 2002        2001

                                                 ----        ----

Demand notes payable, individuals,           $150,000    $250,000
non-interest bearing

Installment note payable with former VE        75,000      75,000
shareholder and officer, periodic
payments during 2001

Bank loan, interest at 7%, due March                -      35,233
31, 2002

                                           ----------  ----------

Total                                         225,000     360,233

Less: Short-term portion                      225,000     360,233

                                           ----------  ----------

Long-term portion                                  $-          $-

                                           ==========  ==========

During 2000, the Company, in connection with the stock repurchases from certain Visual Entertainment shareholders issued convertible notes payable totaling $369,995 and an installment note for $180,000. The Company repaid $45,000 of such notes, and during November 2000, converted the remaining unpaid balances of $324,995 into common stock. Likewise, during November 2000, the Company converted into common stock the balance outstanding under the note payable in favor of Visual Pty. issued during 1999 in connection with the Asset Purchase Agreement.

9.  DEBENTURES PAYABLE

During December 2002 the Company completed a private placement offering of debentures. Subscriptions for units amounting to $4,000,000 were received by the Company which enabled the Company to draw down on the $4,000,000 subscriptions as necessary for the film production of The Gospel of John. During December 2002 the Company made its first draw on a pro-rata basis from the debenture holders in the amount of $750,000.

During the first quarter of 2003 the Company amended this offering and received additional subscriptions, raising the total subscription to $5,500,000.

Each Unit consisted of a debenture reflecting the obligation upon the Company or VBII to repay the Principal advanced by the Lender thereunder and the interest thereon, 1.222 shares of the Company's stock for each $1.00 of the Principal advanced and a Warrant exercisable to purchase .555 shares of the Company's common stock for each $1.00 of the Principal advanced.

Each Warrant will be exercisable in whole or in part and will permit the holder thereof to acquire the Warrant Shares for a period of forty-eight (48) months from the date of issuance thereof at a variable exercise price (the "Exercise Price"). The Exercise Price per Warrant Share will be as follows:

          If the Warrant is exercised at any time on or prior to December 31, 2004, the Exercise Price will be $1.00 per Warrant Share.

          If the Warrant is exercised after December 31, 2004, but on or prior to June 30, 2005, the Exercise Price will be $1.25 per Warrant Share.

          If the Warrant is exercised after June 30, 2005, but on or prior to December 31, 2005, the Exercise Price will be $1.50 per Warrant Share.

          If the Warrant is exercised after December 31, 2005, but on or prior to June 30, 2006, the Exercise Price will be $1.75 per Warrant Share.

          If the Warrant is exercised after June 30, 2006, but on or prior to December 31, 2006, the Exercise Price will be $2.00 per Warrant Share.

          Issuance of the Unit Shares and the Warrants to the Lenders will be accomplished on a pro rata basis as Lenders fund under the Debentures. In the event that Lenders do not fund the full amount of principal requested in accordance with the Debentures, Lenders will forfeit the right to receive such portion of the Unit Shares and Warrants associated with such unfunded amount of principal. Notwithstanding the foregoing, in the event that the Company or VBII has not requested full funding of the principal in accordance with the Debentures by April 30 2003, then, provided that Lenders have funded all amounts so requested by the Company or VBII in accordance with the Debentures on and as of April 30, 2003, all Unit Shares and Warrants that would have been issued by the Company or VBII had the full amount of principal been so funded in accordance with the Debentures will be issued by the Company or VBII to the Lenders.

          The Unit Shares, the Warrants and the Warrant Shares issued by the Company or VBII, as part of the Unit will be Restricted Securities, as such term is defined under the Securities Act of 1933 (the "Securities Act").

          Holders of the Unit Shares and the Warrant Shares shall be entitled to the Registration Rights. The Registration Rights as to the Unit Shares and the Warrant Shares will provide, among other things, that the Company or VBII shall be required to register, on such form as may be determined reasonably appropriate by the Company or VBII (the "Registration Statement"), such Unit Shares and Warrant Shares for resale, and that such Registration Statement shall be filed by the Company or VBII with the Securities Exchange Commission (the "SEC") on or before April 30, 2003. Subsequent to the filing of the Registration Statement, the Company or VBII will use all reasonably commercial efforts to have such Registration Statement timely declared effective. In addition, as part of the Registration Rights, the Company or VBI will be required to include in the Registration Statement, certain shares of Common Stock currently held by certain Affiliates (as such term is defined under the Securities Act) of the Lenders acquiring the Debentures.

          The Lenders acquiring the Unit Shares will also be entitled to "Acquisition Rights" for so long as the Debentures remain unpaid. The Acquisition Rights will provide, among other things, that in the event that the Company or VBII wishes to engage in new financing (the "New Financing"), whether such New Financing is in the form of debt, equity or a combination thereof, subsequent to the date of the first funding under the Debentures, except to the extent that such New Financing involves the issuance by the Company or VBII of equity securities of the Company or VBII or securities of the Company or VBII that are convertible or exchangeable into equity securities of the Company or VBII to employees, officers, directors, consultants or in settlement of any obligations of the Company or VBII (collectively, the "Exempt Issuances"), then Lenders acquiring the Unit Shares shall be entitled to acquire such Lender's pro rata portion of the New Financing, upon the same terms and conditions as are offered by the Company or VBII to the intended recipients thereof, in an amount (the "Reserved Portion") determined by multiplying the New Financing amount by the percentage derived by dividing the number of Lender's aggregate holdings of the equity securities of VBI by the total number of shares of common stock of the Company and VBII then outstanding. Should any Lender acquiring any of the Unit Shares fail to exercise all or any portion of such Acquisition Rights, then such Acquisition Rights shall terminate as to the New Financing to which such Acquisition Rights applied.

          For so long as the Lenders acquiring the Unit Shares are deemed as Affiliates (as such term is defined under the Securities
Act) of the Company or VBII, such Lenders shall, at the election of the Lenders, be entitled to nominate two (2) members to the slate of directors recommended by the Company or VBII for appointment to the board of directors of the Company or VBII or, in the alternative, shall be entitled to appoint two (2) parties to serve as observers to the Board of Directors of the Company or VBII.

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (credit) for income taxes is as follows:

                          Year Ended    Year Ended    Year Ended
                       December 31,  December 31,  December 31,
                       2002          2001          2000

                           ----------    ----------    ----------

Current                            $-            $-    $(137,296)

Deferred                            -             -             -

                           ----------    ----------    ----------

                                   $-            $-    $(137,296)

                           ==========    ==========    ==========

A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:

                          Year Ended    Year Ended    Year Ended
                       December 31,  December 31,  December 31,
                       2002          2001          2000

                           ----------    ----------    ----------

Taxes at Graduated         $(432,500)   $(8,486,670  $(4,524,091)
Statutory Rate

Effect of Rate Change               -             -      (12,733)
on Prior Earnings

Effect of Change of                 -             -        11,759
Rate for Loss
Carryback

Non-Deductible Items          337,400     5,126,230       190,257

Increase in Valuation          95,100     3,360,440     4,197,512
Allowance

                           ----------    ----------    ----------

                                   $-            $-    $(137,296)

                           ==========    ==========    ==========

Prior to the year ending December 31, 2000, the deferred tax liabilities and assets resulted primarily from the difference in the timing of the recognition of depreciation, accounts receivable, accounts payable and accrued liabilities for financial reporting and income tax purposes. For the year ending December 31, 2000, the Company will change its method of reporting for income tax purposes to the accrual basis. The effects of this transition have been reflected in the year 2000 tax expense.

The components of these deferred income tax assets and liabilities and their approximate tax effects as of December 31, 2002 and 2001, and 2000, the year of transition, are as follows:


                                                   For the      For the      For the
                                                   Year Ended   Year Ended   Year Ended
                                                   December     December     December
                                                   31, 2002     31, 2002     31, 2002

Deferred Tax Assets:

 Current:

  Difference in reporting certain assets and liabilities for income tax purposes:

   Accounts and notes receivable write-down             $149,414     $149,414     $149,414

   Property and equipment write-down                     103,617      103,617      103,617

   Tax credits carryforwards                               3,115        3,115        3,115

   Net operating loss carryforwards                    7,412,592    7,317,492    3,957,052

   Less: Valuation allowance                         (7,653,052)  (7,557,952)  (4,197,512)

                                                      ----------   ----------   ----------

 Current deferred tax assets (liabilities)                15,686       15,686       15,686

 Non-Current deferred tax assets (liabilities)          (15,686)     (15,686)     (15,686)

                                                      ----------   ----------   ----------

Total Deferred Tax Assets (Liabilities)                       $-           $-           $-

                                                      ==========   ==========   ==========

As of December 31, 2002 and 2001, the Company has operating loss carryforwards of approximately $19,000,000, which will begin to expire December 31, 2016. In addition, the Company plans to utilize approximately $193,000 of these losses to carryback against December 31, 1999 and 1998 income, which the Company expects will result in recoverable taxes of approximately $54,000. The Company has reflected this anticipated receivable in the accompanying consolidated balance sheet within other current assets.

11.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into transactions with various affiliates which are described below. As of December 31, 2002 and 2001, the amounts due to or from these affiliates are as follows:


                                2002              2002              2001              2001
                            Due From            Due To          Due From            Due To
                          ----------        ----------        ----------        ----------

Pan Zone, for                     $-                $-                $-         3,613,406
various loans
and advances,
interest at 3%,
payable on
demand,
converted to
common and
preferred stock
(See Note 3)

Canco Holdings                     -                 -                 -           500,000
Corp. Interest
at 3%, payable
on demand,
converted to
common and
preferred stock
(See Note 3)

Paul Wong, a                       -                 -                 -           500,000
director,
interest at 3%,
payable on
demand,
converted to
common and
preferred stock
(See Note 3)

Former officers,                   -           781,882                 -           781,882
board members
and consultants
for loans and
advances

Bauhaus                            -                 -                 -           198,000
Partners, Ltd.
(Settled for
cash and common
stock)

Beaird Harris &                    -                 -                 -           144,637
Co., P.C.
(Settled for
cash and common
stock)

Former                         1,511                 -             1,511                 -
Shareholders of
Visual Bible
International,
Inc.

Penton                        18,764                 -            18,764                 -

Visual                       268,372                 -           268,372                 -
International
Pty. Ltd.

Covenant KFT                 149,909                 -           149,909                 -

                          ----------        ----------        ----------        ----------

                             438,556           781,882           438,556         5,737,925

Reserve for                (438,556)                           (438,556)
Related Party
Receivables

                          ----------        ----------        ----------        ----------

                                  $-          $781,882                $-        $5,737,925

                          ==========        ==========        ==========        ==========

Certain disputes existed or continue to exist with some of the former related parties listed above that relate to loans, advances or guarantees made on behalf of or by the Company. Some of these matters are described in the following paragraphs of Note 11. Management believed that a settlement could be negotiated related to these disputes, however, provided an estimate of such settlements within accounts payable and accrued expenses.

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

Covenant KFT

During 1996, Visual Entertainment entered into a sublicense distribution agreement with Covenant KFT whereby Visual Entertainment was granted the exclusive rights to distribute The Visual Bible products in the United States, Canada and Mexico. In considered for these rights, Visual Entertainment was required to pay Covenant KFT an annual royalty effectively equivalent to the greater of 75% of Visual Entertainment's cash flow or $480,000.

The managing director of Visual Pty., the parent corporation of Covenant KFT, is a stockholder of the Company and a former board member of Visual Entertainment. Periodically throughout the term of the distribution agreement, Visual Pty. directed Visual Entertainment to pay certain expenses on behalf of Covenant KFT in lieu of paying required royalties to Covenant KFT. For 1999, the amount paid at the discretion of Visual Pty. has been reflected in the accompanying consolidated statements of operations as royalty expense to the extent obligated by the distribution agreement. The payments made in excess of the royalty due Covenant KFT are reflected on the accompanying consolidated balance sheet as due from a related party. During the fourth quarter of 2000, management decided to provide a reserve for the value of the receivable.

During 2000, the Company acquired the assets of Visual Pty., including the IBS Rights. In connection with the Asset Purchase Agreement, the distribution agreement was acquired with certain of the other assets conveyed by Visual Pty. to Guardian. The royalty expense recorded by Visual Entertainment was therefore eliminated in consolidation, however, assumed the obligation of Guardian and continued to record royalty expense payable to the IBS.

LA Entertainment Group, Inc.

The controlling shareholder of LA Entertainment Group, Inc. ("LAEG") is a stockholder of the Company and a former holder of 10,000 shares of Class A common stock of Visual Entertainment. As discussed above, under Penton, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $45,000. During 2000, the Company paid LAEG the full amount of the note and in addition, on November 21, 2000, issued 6,696 shares of the Company's common stock to LAEG, equal to the number of shares to be issued in the event of the conversion of the note. As a result, as of December 31, 2002 and 2001, the Company is owed from LAEG $45,000 which is reflected in the accompanying consolidated balance sheet within stockholders' equity (deficit). During the fourth quarter of 2000, management decided to provide a reserve for the value of the receivable.

Bauhaus

The controlling shareholder of Bauhaus Partners, Ltd. ("Bauhaus") was, as of December 1999 and through the date of the acquisition of Visual Entertainment by the Company, the acting CEO of Visual
Entertainment.

In March of 1998, Visual Entertainment entered into a consultant agreement, as a guarantor for payment by Visual Pty., with Bauhaus, whereby Bauhaus would provide consulting services related to the creation of an entity to provide additional production financing. The new entity, through Visual Pty., was to pay Bauhaus $15,000 per month, including out-of-pocket expenses, and $250,000 in March 1999, due it from Visual Pty. During 1999, the agreement was modified to increase the monthly consulting fee to $22,000 per month effective April 1999, and also entitled Bauhaus to receive an additional $200,000 also due it from Visual Pty. In addition, during 1999, the agreement was modified to defer payment of the $450,000.

From inception of the agreement, at the request of Visual Pty., Visual Entertainment paid Bauhaus for consulting and out-of-pocket expenses which totaled $190,231, in 2000.

As of December 31, 2001, the Company and Visual Entertainment owed Bauhaus $198,000. In addition, Bauhaus claimed that the Company may be contingently liable to pay the $450,000 owed by Visual Pty. in the event Visual Pty. fails to pay such amount.

During 2002, the Company settled these claims for a cash payment of $25,000 and 50,000 shares of the Company's common stock.

The Idea Agency

The controlling shareholder of The Idea Agency, Inc. (TIA") is a shareholder of the Company and a former holder of 5,000 shares of Class A common stock of Visual Entertainment. As discussed above, each Class A share was purchased back by Visual Entertainment as part of a plan to restructure the Company. In consideration for these shares, Visual Entertainment issued a convertible promissory note in the amount of $22,500. On November 21, 2000, the Company issued 3,348 shares of the Company's common stock to TIA's controlling shareholder, equal to the number of shares to be issued upon conversion of the note. In addition, the Company may be contingently liable for $150,000 of unpaid services due from Visual Pty. to TIA if Visual Pty. fails to make these payments. Should the Company be found ultimately liable for this guarantee, management believes that a settlement can be negotiated related to this contingency and accordingly has provided an estimate of such settlement within accounts payable and accrued expenses.

Beaird Harris

During 2000, a partner of Beaird Harris & Co., P.C. ("BHCO") functioned as the acting CFO of Visual Entertainment and performed the internal accounting functions for the Company and/or Visual Entertainment. The Company and/or Visual Entertainment made payments to BHCO of $114,845 in 2000. As of December 31, 2001, the Company and/or Visual Entertainment owed BHCO $144,638. In addition, Beaird Harris claimed that the Company may be contingently liable for $480,000 of unpaid services due from Visual Pty. to BHCO is Visual Pty. fails to make these payments.

During 2002, the Company settled these claims for a cash payment of $25,000 and 50,000 shares of the Company's common stock.

12.  COMMITMENTS AND CONTINGENCIES

Office Leases

During March 2002, the Company negotiated a termination of its lease agreement for office space in Nashville, Tennessee. The termination fee totaled $100,000 and was recorded as a liability at December 31, 2001 and paid in June, 2002. Additionally, the Company forfeited a rent deposit totaling $32,000 related to this settlement.

On October 1, 2002, the Company entered into a 5 year Sub Tenancy Agreement with a company controlled by its Chairman of the Board for office space in Toronto, Canada at a fair market rate of $9 per square foot net plus common area maintenance for approximately 6,000 square feet of space.

In addition, the Company issued 200,000 shares of its common stock in consideration for existing leasehold improvements, furnishings, fixtures and equipment.

The Company leases its office space under a noncancellable operating lease. Commitments under this lease at December 31, 2002 is approximately as follows:

                            Year                           Amount
                      ----------                       ----------

                            2003                         $142,506

                            2004                          142,506

                            2005                          142,506

                            2006                          142,506

                            2007                           82,332

                                                       ----------

                                                         $652,356

                                                       ==========

Production Management Agreements

In connection with the Covenant/JBM transaction, as described in
Note 3, the Company entered into a 7 year management and production agreement with JBM Entertainment, Inc. ("JBM"). JBM is headed by Joel B. Michaels, who brings to the Company experience in the film industry, including 25 years as a producer. His films have received a total of 6 Academy Award nominations.

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

Effective June 1, 2002 the Company elected a new board of directors and an advisory committee and entered into a five year agreement with Dr. Steven Small to serve as Chairman of the Board. The agreement provided a stock grant of 100,000 shares of the Company's common stock and annual compensation of $90,000. The annual compensation shall automatically be increased on June 1 of each and every year during the term by 5% over and above the past year's annual compensation. Contemporaneous with the appointment of the new board of directors, the previous members of the board of directors and President resigned.

The members of the Advisory Committee will serve a term of three years, renewable, and receive compensation as determined by management. The Advisory Committee, which is comprised of individuals with a religious or theology background and whose role will be to collaborate in the creative development and film producing process relating to the appropriate choice of books of the Bible, including sequence and translations, for film adaptation and the production design thereof.

Employment Agreements

The Company entered into a five year employment agreement commencing June 1, 2002 with its Executive Vice President and Chief Financial Officer. The agreement provides for an initial annual base salary of $192,600. The salary will increase 12.5% in the second year and will be not less than $300,000 in year three, with 12.5% annual increases in years four and five.

Legal

Legal proceedings have been filed with the U.S. District Court of California by the Company and its subsidiaries against several related production entities in which the Company seeks damages for infringement of certain product distribution rights within North America and Europe. These proceedings stem from two agreements dated December 22, 1999 and February 10, 2000, by which the defendant contends he has been granted the rights to distribute Visual Bible product in North America and Europe, respectively. The Company's position is that these agreements are not valid for numerous reasons, the most significant of which is that IBS never approved any transfer of license or distribution rights that is a requirement of the IBS license agreement. Additionally, both agreements were terminated during 2000. In February 2001, a compromise and settlement agreement was reached between the Company and the defendant. As part of the settlement agreement, the Company made payments totaling $460,000 related to the purchase of inventory, reimbursement of legal costs, and distribution rights of products. Through June 30, 2001, the Company had complied with all provisions and payments of the settlement agreement. During June 2001 the defendants reactivated litigation against the Company in the Federal Court of California and accordingly, all further payments were suspended beginning in July, as it is the Company's position that the defendant breached the settlement agreement. In addition, the Company, as the successor-in-interest in certain intellectual property, was serviced with another action in Hungary, the country of domicile of the Company that in December 1999, without authority, granted a license of the rights for this intellectual property to the defendant. On November 25, 2002 the Federal Court in California denied the defendants motion to enforce the February 2001 settlement agreement and also entered the default against the principal of the defendant, individually.

During the first quarter of 2003 the Federal Court in California granted the Company's motion for partial summary judgment against the defendant and determined that the December 1999 license agreement between the Hungarian entity and the defendant was terminated no later than April 2000.

Currently, the California and Hungary cases are continuing, and it is the Company's position that it will be successful in demonstrating that it has full and clear title to the rights to distribute Visual Bible product on a worldwide basis.

Legal proceedings were threatened by a production company, Dagham Film Sar Land Trade, against the Company in which the plaintiff was seeking damages of non-payment of an $800,000 promissory note plus other costs incurred by the plaintiff on behalf of the Company. The Company reached a settlement for payment in the amount of $1,700,000, the first payment of $200,000 due upon the execution of such settlement agreement dated April 26, 2001. Additional payments were made totaling $1,000,000 which left a balance payable of $500,000 at December 31, 2001 and 2002. The Company is disputing the remaining $500,000.

13.  STOCKHOLDERS' EQUITY (DEFICIT)

On April 4, 2001, pursuant to a corporate resolution of the Board of Directors dated March 21, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on April 16, 2001: (i) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001, will be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares were designated as $.001 par value common shares and twenty-five million shares were designated as $.001 par value preferred shares (the "Combination").

On September 11, 2001, pursuant to a corporate resolution of the Board of Directors dated September 10, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on September 25, 2001: (i) each three shares of the Company's $.001 par value common stock issued and outstanding on and as of September 24, 2001, be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization be reduced from one hundred million shares to thirty-three million three hundred thirty-three thousand three hundred thirty-three shares, of which twenty-five million shares were designated as $.001 par value common shares and eight million three hundred thirty-three thousand three hundred thirty-three shares were designated as $.001 par value preferred shares (the "Combination").

On February 4, 2002, pursuant to a corporate resolution of the Board of Directors dated February 4, 2002, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on February 19, 2002: (i) each ten shares of the Company's $.001 par value common stock issued and outstanding on and as of February 18, 2002, be combined into one share of the Company's $.001 par value common stock; and (ii) the Company's total capitalization be reduced from thirty-three million three hundred thirty-three thousand three hundred thirty-three shares to three million three hundred thirty-three thousand three hundred thirty-three shares, of which two million five hundred thousand shares were designated as $.001 par value common shares and eight hundred thirty-three thousand three hundred thirty-three shares were designated as $.001 par value preferred shares (the "Combination").

All share and per-share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to all of the combinations.

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

On November 21, 2000, the Company exercised its conversion privileges contained in the convertible promissory notes dated December 16, 1999, and May 10, 2000, and issued 5,066 shares of its common stock valued at 42,042,522, the original principal balance of the convertible promissory notes. The balance of those notes on November 21, 2000, was $1,670,462 and, therefore, the Company recorded a receivable of $372,060 that has been included in the classification receivables from stockholders as a contra equity account within the stockholders' equity (deficit) section of the Balance Sheet. Included as a part of the 5,066 shares issued are 223 shares that the Company issued, based upon the principal balance of the convertible note of $45,000, to the holder of the convertible note that had been repaid by the Company. Such amount has been included as a receivable from stockholders. The Company intends to seek repayment of these amounts or will attempt to rescind the issuance of any excess common stock issued to these stockholders.

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

On June 28, 2001, pursuant to a resolution dated June 278, 2001, the Company sold 40,000 shares of its common stock to third parties for an aggregate consideration of $300,000. Placement fees of $15,000 were paid in connection with this sale.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 100,000 shares of its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Paul Wong in the amount of $500,000 and funds were received in July. The Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

On June 28, 2001, pursuant to a resolution dated June 27, 2001, the Company issued 100,000 shares o its common stock in consideration of an unsecured, one-year loan at 3% interest. The loan was extended by Cerro Capital Alliance in the amount of $500,000. The Company recorded an expense totaling $750,000 related to the fair value of the shares issued.

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

During March, 2002, the Company entered into an agreement, the Covenant/JBM agreement, whereby Covenant/JBM will provide for the development of film adaptations, on a word-for-word basis of books of the Bible, film production financing and assistance in raising additional equity capital. (See Notes 3 and 12)

During June 2002, the Company completed a private placement equity financing totaling $4.5 million and issued 9,020,000 shares of common stock. The proceeds of the financing were designated to be used for general corporate purposes and to provide the Company with working capital.

In conjunction with the financing, the Company also reached an agreement with the holders of $4.6 million of its outstanding debt. Under the terms of the agreement, the debt holders exchanged their interest as to $500,000 for 10 million common shares and approximately $4.1 million for 1,556,728 preferred shares of the Company, which are convertible at the rate of one share of preferred for one share of common stock at $2.75 per share until December 31, 2005.

In addition Covenant/JBM, on behalf of the Company, reached agreement with various of its vendors and settled outstanding debt and claims totaling $2,642,542 for cash payments of $271,3775 and 888,080 shares of its common stock valued at $39,125 which resulted in the Company recognizing a gain of $2,332,040 on these settlements.

After the equity financing, debt reduction transactions and other third party facilities to finance the Company's future productions Covenant, or its designees, and other parties received 17,460,168 common shares of the Company.

During December 2002 the Company issued 916,500 shares of its common stock along with 416,250 warrants to purchase common stock in connection with the offering of its debentures. The shares and warrants have been treated as additional finance costs on the debentures payable and were valued by the Company for $112,462.
This amount has been classified on the balance at December 31, 2002 as a contra-equity account and will be amortized as additional interest expense over the term of the debentures payable. (See Note 9)

14.  SUBSEQUENT EVENTS

On March 21, 2003, the Company closed its bank financing for Gospel of John with participation by Royal Bank Financial Group.




Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable

                               PART III

Item 9.   Directors and Executive Officers of Registrant.

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

Name and Address             Age    Positions with the Company

Gerald C. Quinn (1)          54     Chief Executive Officer and
932 Bexhill Road                    Director
Mississauga, Ontario
L5H 3L1 Canada

Harold Kramer (2)            63     Executive Vice President,
1235 Bay Street                     Secretary and Chief
Suite 300                           Financial Officer
Toronto, Ontario  M5R 3K4
Canada

Dr. Steven Small(3)          54     Director (Chairman)
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Maurice Colson (4)           60     Director
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

John P. Curren (5)           61     Director
13 Southwind Terrace
Oakville, Ontario L6L 6K6
Canada

Dr. Jon S. Dellandrea (6)    52     Director
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Elly Herbert Reisman (7)     53     Director
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Peter Richardson (8)         67     Director
42 St. Andrews Gardens
Toronto, Ontario M4W 2E1
Canada




(1)Gerald C. Quinn has been serving as a director since April 11, 2003; On May 2, 2003, Mr. Quinn was appointed as our Chief Executive Officer. GQ Financial Corporation has agreed to supply the services of Mr. Quinn to act as our chief executive officer on a month to month basis. Mr. Quinn is a graduate of the University of Waterloo with a Bachelor of Science degree in Chemistry and became a chartered accountant in 1974. Mr. Quinn has over 30 years of combined experience in the oil and gas, biotech, specialty and consumer goods manufacturing, frozen foods warehousing and distribution, real estate and collectibles business sectors. From 1989 to the present, Mr. Quinn serves as President of the Erin Mills Investment Corp., a venture capital company, involved in portfolio investments in excess of $350,000,000. Mr. Quinn currently serves as a director for MinorPlanet Systems USA Inc., Dallas, Texas.

(2)Harold Kramer has been acting as our executive vice president, secretary and chief financial officer since June 1, 2002. Mr.
Kramer is a chartered accountant and has over 30 years experience with many operational and financial aspects of business operations. Mr. Kramer served as Vice President Business Operations &
Development for Deluxe Laboratories from September 2000 until becoming associated with us. From July, 1999 until his association with Deluxe, Mr. Kramer was an independent professional consultant and from January of 1997 through June of 1999, Mr. Kramer served President of Broadway Joe's and Chief Financial Officer of two affiliates of Broadway Joe's involved in separate business operations.

(3)Dr. Steven Small has been a director and our chairman of our board of directors since June 12, 2002. Steven Small a D.D.S. degree from the University of Toronto along with a specialty degree in Anaesthesiology. Dr. Small created a highly successful professional partnership as founder and managing partner of the largest dental group of its kind in North America. Over the past 25 years, Dr. Small has taught at the University of Toronto as an Associate Professor of Anaesthesia. Currently, Dr. Small devotes approximately 80% of his business time to his various venture capital and merchant banking businesses and activities. Dr. Small's investment acumen, acquired through extensive experience, has resulted in a wide variety of significant investment holdings through Thorngard Capital Corporation. Dr. Small has participated in sourcing, analysis, negotiation, structuring, financing and management within a wide variety of investment sectors during the spectrum of economic cycles. Dr. Small has served as a member of many boards of directors and on committees of both private and public companies. Dr. Small is currently a Director of Capital Partners Corporation, Thorngard Capital Corporation and Knightsbridge Human Capital Management.

(4)Maurice Colson has been a director since June 12, 2002. Mr. Colson earned a Bachelor of Arts at Loyola College and a Masters of Business Administration from McGill University and did post graduate studies at Oxford University. Mr. Colson has extensive experience in the investment banking industry and was the resident director, in London, England, for two of Canada's leading investment dealers. Since, then Mr. Colson has been an independent investment banker serving in various capacities, including Chairman of Brenark Securities and Executive Vice President of Dominick and Dominick Securities. Mr. Colson has participated in the sourcing, analysis and negotiation of many financings in a variety of industry sectors.
 He has served on the board of public and private company and has been honored as a Freeman of the City of London.

(5)John P. Curren has been a director since November, 2002. Mr. Curren is a chartered accountant and a licensed trustee under the Canadian Bankruptcy Act. Mr. Curren retired from the position as senior partner of a major worldwide professional services firm as of September 1, 2001. During his employment with such firm, Mr. Curren was responsible for the global corporate finance group and was the worldwide practice leader for the firm's loan portfolio management services.

(6)Dr. Jon S. Dellandrea has been a director since June 12, 2002. Jon S. Dellandrea earned Bachelor of Arts, a Masters of Education and a Doctor of Education from the University of Toronto. From 1994 to date, Dr. Dellandrea serves as Vice President and Chief Advancement Officer and Professor of faculty management at the University of Toronto, and serves as President of the University of Toronto Crown Foundation. Dr. Dellandrea is the recipient of various honors and awards and has chaired and served in several capacities with renowned boards and foundations.

(7) Elly Herbert Reisman has been a director since April 11, 2003. For more than 27 years, Mr. Reisman has owned and operated various business enterprises primarily involved in the real estate development industry. Mr. Reisman currently serves as a director
Lorus Therapeutics, Inc.

(8)Professor Peter Richardson has been a director since June 12, 2002. Professor Richardson earned a Bachelor of Architecture from the University of Toronto, Bachelor of Divinity from Knox College, Toronto and a Doctor of Philosophy from Cambridge University. Currently, Professor Richardson is Professor Emeritus, Center and Department for the Study of Religion, at the University of Toronto. Over the years, Professor Richardson has received various honors and fellowships, has chaired and served in several capacities on renowned boards and foundations and has published and edited works in the fields of architecture and religion.

Board of Directors

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(a) during our most recent fiscal year and Form 5 and amendments thereto furnish to us with respect to our most recent fiscal year and written representations provided to us our directors did not timely file Forms 3. Covenant and its beneficial owners, owning more than 10% of our common stock and did not timely file a Form 3.


Item 10.  Executive Compensation.

     The information following in the Summary Compensation Table sets forth certain information relating to the compensation of (i) all individuals serving as the our CEO or acting in a similar capacity during our last completed fiscal year, (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of our last completed fiscal year whose total annual salary and bonus exceeded $100,000; and (iii) 2 additional individuals other than the CEO, whose total annual salary and bonus exceeded $100,000 and for whom disclosure would have been provided pursuant to item (ii) but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year.

                                          Summary
                                         Compensation
                                                   Long Term Compensation
                                                  Awards              Payouts

Name and           Year       Salary         Bonus          Other Annual   Restricted     Securities     LTIP Payouts
All Other

Principal Position                                          Compensation   Stock Award(s) Underlying                    Compensation
                                                                                          Options/SARs

Harold Kramer,     2000       $0             $0             $0             None           None           None           None
Executive Vice
President, Chief
Financial Officer  2001       $0             $0             $0             None           None           None           None
and Acting CEO (1)

                   2002       $113,000       $0             $3,600(1)(A)   None           None           None           None



Dr. Steven Small,  2000       $0             $0             $0             None           None           None           None
Chairman of the
Board of
Directors (2)      2001       $0             $0             $0             None           None           None           None


                   2002       $0             $0             $65,000        100,000        None           None           None
                                                            (2)(A)         shares (2)(B)


Garth Drabinsky    2000       $0             $0             $0             None           None           None           None
(3)

                   2001       $0             $0             $0             None           None           None           None


                   2002       $0             $0             $200,000       None           None           None           None
                                                            (3)(A)


Myron Gottlieb (4) 2000       $0             $0             $0             None           None           None           None


                   2001       $0             $0             $0             None           None           None           None


                   2002       $0             $0             $200,000       None           None           None           None
                                                            (4)(A)






(1)We have entered into an employment agreement with Harold Kramer whereby Mr. Kramer will serve as our executive vice president and chief financial officer. The employment agreement provided for a 5 year term retroactively commencing on June 3, 2002, and provides for an initial annual base salary of $192,500. Such salary will increase 12.5% in the second year and will be not less than $300,000 in the third year with 12.5% annual increases in each of years four and five of the term.

(1)(A)We paid $3,600 in premiums on an insurance policy on the life of Harold Kramer. We have no interest in that life insurance policy and the beneficiaries of such insurance policy are determined solely by Harold Kramer and are parties other than us.

(2)We have entered into a consulting agreement with Dr. Steven C. Small whereby Dr. Small will serve as the chairman of our board of directors. The term of the consulting agreement is for five years from June 1, 2002 and provides for annual compensation to Dr. Small in the amount of $90,000, which annual compensation shall automatically increase each year of the term thereof by 5% of the prior year's compensation.

(2)(A)During our 2002 fiscal year we paid consulting fees to Dr.
Small in the amount of $65,000.

(2)(B)The consulting agreement between us and Dr. Small provided for our immediate issuance of 100,000 shares of our common stock to Dr. Small. In addition, Dr. Small is the beneficial owner of Capital Partners Corporation ("Capital Partners") and of Thornguard Productions, Inc. ("Thornguard Productions"). We executed a sublease with Capital Partners and issued 200,000 shares of our common stock to Capital Partners in connection with our acquisition of furniture and other leasehold improvements thereunder and Thornguard Productions purchased 500,000 shares of our common stock as part of a recent offering undertaken by us. The purchase price and terms of purchase of the shares of our common stock so acquired by Dr. Small was identical to the purchase price and terms of purchase offered by us to all other parties in connection with such offering.

(3)We entered in to a Management Agreement with JBM. The Management Agreement, as amended, also provides that certain of the obligations upon JBM thereunder shall be undertaken only through its two (2) Canadian controlled consultants, Velveteen Consulting, Inc., formerly GHD Consulting, Inc. ("Velveteen Consulting") and 1485352 Ontario Limited ("148 Ontario"). In connection with the services to be provided to VBI by JBM, JBM entered into a consulting agreement with each of Velveteen Consulting (the "Velveteen Consulting Agreement") and 148 Ontario (the "148 Ontario Consulting Agreement"). Under the Velveteen Consulting Agreement, a portion of the services to be provided by JBM under the Management Agreement to VBI are to be provided by Velveteen Consulting. Under the 148 Ontario Consulting Agreement, the remainder of the services to be provided by JBM under the Management Agreement are provided to VBI
are to be provided by 148 Ontario.   The services engaged by
Velveteen Consulting are provided by Garth Drabinsky. The services engaged by 148 Ontario are provided by Myron Gottlieb.

(3)(A)Garth Drabinsky is a party to an agreement with Velveteen Land Developments, Inc. dated March 21, 2000 (the "Drabinsky Agreement").
 Velveteen Land Developments, Inc. is beneficially owned and controlled by Charcoal Knights Developments, Inc., and is one of the entities beneficially owned an controlled by Elly Herbert Reisman and Norman Reisman. As described in Item 11 hereafter, Elly Herbert Reisman and Norman Reisman are brothers and, individually and on account of their ownership and control of certain other entities, own and control, beneficially or otherwise, approximately of 70% (see notes included as a part of Item 11) of our outstanding common stock.

Velveteen Consulting was created pursuant to the Drabinsky Agreement and requires that Drabinsky undertake any and all business activity through Velveteen Consulting. Under the Drabinsky Agreement, Velveteen Land Developments, Inc. is entitled, among other things, to certain portions of any profits generated by Velveteen Consulting. As a result, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may potentially benefit from amounts of compensation derived by Velveteen Consulting from us. During 2002, as a result of the amounts of compensation paid by us to Velveteen Consulting, as indicated in footnote (3)(A) below, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may benefit from amounts paid by us to Velveteen Consulting.

During our 2002 fiscal year, we paid JBM $175,000 in consulting fees and $25,000 in expense reimbursements on account of the services provided under the Velveteen Consulting Agreement.

(4)See note 3 above.

(4)(A)During our 2002 fiscal year, we paid JBM $175,000 in consulting fees and $25,000 in expense reimbursements on account of the services provided under the 148 Ontario Consulting Agreement.

     We have not yet instituted any incentive plan or arrangement designed to compensate or otherwise reward our directors, officers, employees or consultants, but we expect that we may do so in the near future. We are not presently able to calculate the nature or extent of any of the compensation that may be associated with any such incentive plan or arrangement.

     Other than as described herein, we have not yet determined the nature of any arrangement relating to payment by us of compensation to our Directors for any services provided to us as a director or the manner in which any party, including our Directors, will be compensated for participation in any committee of our Board or any advisory committee, such as but not limited to, our Advisory Committee, but we expect that we may do so in the near future. Accordingly, we are not presently able to calculate the nature or extent of any of the compensation that may be associated with any such compensation plan or arrangement.

     Prior to our 2002 fiscal year, we did not pay any compensation to any of our directors for any services provided to us as a director nor did we pay any compensation to any other party for participation in any committee of our Board or any advisory committee. During the our fiscal year 2002, other than as described herein we did not pay any compensation to our Directors or to the parties serving on our Advisory Committee:

     We may enter into additional employment and consulting agreements with other individuals and entities to provide us with such services we may deem appropriate from time to time. We are not presently able to calculate the total annual dollar cost to us in connection with such additional employment and consulting agreements. Likewise, we expect that as a part of such additional employment and consulting agreements, and in order to attract such parties, we may, provide such parties with our common stock or options or warrants to acquire shares of our common stock. We are not presently able to calculate the total number of our shares or the amount of such options or warrants that may be offered.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.


     As of the end of our 2002 fiscal year, we have no compensation plan (including individual compensation arrangements) under which our equity securities are authorized for issuance. We anticipate that we will institute certain compensation plans in the near future, and we expect that we will seek approval of such compensation plans by the holders of our equity securities.

     The following table sets forth certain information regarding the beneficial ownership of our common stock on April 30, 2003, without giving effect to the corresponding number of shares of common stock that would have been outstanding in the event of the exercise of warrants or the conversion of shares of our Series B Preferred Stock included in such calculations, by (i) each person who is know to us to own beneficially more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and officers as a group:


Name and Address of          Amount and       Approximate
Beneficial Owner             Nature of        Percent of
                             Beneficial       Class (1)(2)
                             Ownership (1)(2)

Harold Kramer                                0             0.00
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Gerald C. Quinn                              0             0.00
932 Bexhill Road
Mississauga, Ontario
L5H 3L1 Canada

Dr. Steven Small                  1,800,000(3)          4.07(3)
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Maurice Colson                    1,500,000(4)          3.39(4)
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

John P. Curren                               0             0.00
13 Southwind Terrace
Oakville, Ontario L6L 6K6
Canada

Dr. Jon S. Dellandrea                        0             0.00
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Elly Herbert Reisman             30,918,650(5)         69.93(5)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Peter Richardson                             0             0.00
42 St. Andrews Gardens
Toronto, Ontario M4W 2E1
Canada

Norman Reisman                   30,918,650(6)         69.93(6)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Anthony Ng                        9,309,000(7)         21.05(7)
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Stewart Sutcliffe                17,944,000(8)         40.58(8)



Covenant Film Productions        17,944,000(9)        40.58(10)
Limited Partnership
Limited Partnership
1201 North Market Street
Wilmington, Delaware 19801

Hoarding Investments Limited     8,635,000(10)        19.53(11)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Charcoal Knights                 8,635,000(11)        19.53(12)
Developments, Inc.
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Purple Panther                   5,348,148(12)        12.09(13)
Developments, Inc.
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Red Brook Developments           7,623,330(13)        17.24(14)
Limited
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Portland Holdings, Inc.         3,000,000 (14)         6.78(15)
19 Hanover Terrace
London NW1 4RJ
United Kingdom

Pan Zone Co., Ltd.              9,309,000 (15)        21.05(16)
Jardine House
33 Reed Street
Hamilton HM 12 Bermuda

AGF Group of Funds               3,468,312(16)         7.84(17)
Toronto Dominion Bank Tower
31st Floor
Toronto, Ontario M5K 1E9
Canada

All directors and officers      34,218,650(17)        77.39(18)
as a group



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

(2) All of the beneficial ownership reflected in the table above is direct unless otherwise described.

(3) Includes 1,200,000 shares held by Thornguard Productions, Inc. and 200,000 shares held by Capital Partners Corporation. Dr. Small owns and controls Thornguard Productions and Capital Partners.

(4)Includes 250,000 shares owned by Kamari Colson, the wife of Maurice Colson.

(5)Includes the shares owned, beneficially or otherwise, by Elly Herbert Reisman, Norman Reisman, Covenant Film Productions, Limited Partnership, Purple Panther Developments, Inc. and Red Brook Developments, Inc. and reflects the exercise of all warrants and the conversion of all Series B Preferred Stock owned, beneficially or otherwise by the foregoing parties. Elly Herbert Reisman is one of our directors. Elly Herbert Reisman and Norman Reisman are brothers(see notes, 6, 8, 9, 13 and 14).

(6)Includes the shares owned, beneficially or otherwise, by Norman Reisman, Elly Herbert Reisman, Covenant Film Productions, Limited Partnership, Purple Panther Developments, Inc. and Red Brook Developments Limited and reflects the exercise of all warrants and the conversion of all Series B Preferred Stock owned, beneficially or otherwise by the foregoing parties(see notes, 6, 8, 9, 13 and 14).

(7) Includes 8,125,000 shares owned by Pan Zone Co., Ltd. and 1,184,364 shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock held by Pan Zone. Mr. Ng owns and controls Pan Zone. Reference is made to Note 15 with respect to the voting rights of certain shares held by Pan Zone.

(8) Includes the shares beneficially owned by Covenant Film Productions Limited Partnership and those common shares and Series B Preferred Shares owned by Pan Zone Company, Ltd. over which Covenant Film Productions Limited Partnership exercises voting control and reflects the exercise of all warrants and the conversion of all Series B Preferred Stock owned, beneficially or otherwise by the foregoing parties (see note 16). The sole general partner of Covenant Film Productions Limited Partnership is Covenant Film Productions Inc. and Mr. Sutcliffe is the sole officer, director and shareholder of Covenant Film Productions Inc.

(9) Represents the 8,635,000 shares beneficially owned by Covenant Film Productions Limited Partnership, the 8,125,000 common shares owned by Pan Zone and the 1,184,000 common shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock held by Pan Zone and over which Covenant Film Productions Limited Partnership exercises voting control. The sole general partner of Covenant Film Productions Limited Partnership is Covenant Film Productions Limited and Mr. Sutcliffe is the sole officer, director and shareholder of Covenant Film Productions Inc.(see note 16).

(10)Hoarding Investments Limited is the sole limited partner of Covenant Film Productions Limited Partnership and, beneficially, is entitled to substantially all of the property owned by Covenant Film Productions Limited Partnership.

(11)Charcoal Knights Developments, Inc. is the sole shareholder of Hoarding Investments Limited and is controlled by Elly Herbert
Reisman and Norman Reisman (see notes 5 and 6).

(12)Includes an aggregate of 5,351,320 common shares and 685,820 common shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock pursuant to an option to acquire such common shares and Series B Preferred Shares owned by Purple Panther Developments, Inc. Elly Herbert Reisman and Norman Reisman control Purple Panther Developments (see notes 5 and 6).

(13)Includes 5,242,380 shares of our common stock acquired and expected to be acquired by Red Brook Developments as part of our recent Debenture financing (2,792,117 of which have been issued by us and 2,450,263 are in the process of being issued by us), along with 2,380,950 shares of our common stock which may be acquired upon exercise of certain Warrants provided to purchasers of our Debentures (1,268,105 of which Warrants have been issued by us and 1,112,845 of which Warrants are in the process of being issued by
us). Elly Herbert Reisman and Norman Reisman control Red Brook Developments (see notes 5 and 6).

(14)To the best of our knowledge, the beneficial owners of Portland are not affiliated with any of our officers, directors or other shareholders.

(15) Includes the 8,125,000 shares owned by Pan Zone Co., Ltd. and 1,184,364 shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock held by Pan Zone. Pan Zone has provided Purple Panther Developments, Inc. with an option to acquire 3,065,000 of the common shares and 592,364 of the Series B Preferred Shares owned by Pan Zone. We are advised that all of the voting rights of the common shares and the Series B Preferred Shares are currently vested in Covenant Film Productions Limited Partnership pursuant to an agreement between Covenant Film Productions Limited Partnership and Pan Zone.

(16)Includes the shares of our common stock owned by certain independent Canadian Funds managed by AGF.

(17) See notes above.

The following table sets forth certain information regarding the beneficial ownership of our Series B Preferred Stock on April 30, 2003, by (i) each person who is known to us to own beneficially more than 5% of our common stock; (ii) each of our executive directors and officers; and (iii) all of our directors and officers as a group:



Name and Address of          Amount and       Approximate
Beneficial Owner             Nature of        Percent of
                             Beneficial       Class (1)(2)
                             Ownership (1)(2)

Harold Kramer                                0             0.00
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Gerald C. Quinn                              0             0.00
932 Bexhill Road
Mississauga, Ontario
L5H 3L1 Canada

Dr. Steven Small                             0             0.00
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Maurice Colson                               0             0.00
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

John P. Curren                               0             0.00
13 Southwind Terrace
Oakville, Ontario L6L 6K6
Canada

Dr. Jon S. Dellandrea                        0             0.00
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Elly Herbert Reisman              1,371,273(3)         87.50(3)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Peter Richardson                             0             0.00
42 St. Andrews Gardens
Toronto, Ontario M4W 2E1
Canada

Norman Reisman                    1,371,273(4)         87.50(4)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Anthony Ng                        1,184,364(5)         76.08(5)
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Canco Holdings Corp.                186,909(6)         12.00(6)
P.O. Box 173
Nassau, Bahamas

Paul Wong                              185,455            11.91



Covenant Film Productions         1,371,273(7)         87.50(7)
Limited Partnership
1201 North Market Street
Wilmington, Delaware 19801


Purple Panther                    1,371,273(8)         87.50(8)
Developments, Inc.
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Pan Zone Co., Ltd.                1,184,364(9)         76.08(9)
Jardine House
33 Reed Street
Hamilton HM 12 Bermuda

All directors and officers       1,371,273(10)        87.50(10)
as a group



(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our Series B Preferred Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are so exercisable or convertible have been exercised or converted.

(2)All of the beneficial ownership reflected in the table is direct unless otherwise described.

(3)Includes the shares owned, beneficially or otherwise, by Elly Herbert Reisman, Norman Reisman, Covenant Film Productions, Limited Partnership and Purple Panther Developments, Inc. Elly Herbert Reisman is one of our directors. Elly Herbert Reisman and Norman Reisman are brothers. Reference is made to the notes to the immediately prior table in this Item 11.

(4)Includes the shares owned, beneficially or otherwise, by Norman Reisman, Elly Herbert Reisman, Covenant Film Productions, Limited Partnership and Purple Panther Developments, Inc. Elly Herbert Reisman and Norman Reisman are brothers. Reference is made to the notes to the immediately prior table in this Item 11.

(5)Represents shares owned by Pan Zone Company, Ltd. Mr. Ng owns and controls Pan Zone. Reference is made to the notes to the immediately prior table in this Item 11 with respect to the voting rights of the shares held by Pan Zone.

(6)Canco Holdings Corp. provided Purple Panther Developments, Inc. with an option to acquire 93,456 of the Series B Preferred Shares owned by Canco. Covenant Film Productions Limited Partnership exercises voting control over the shares owned by Canco.

(7)Covenant Film Productions Limited Partnership exercises voting control over the shares owned by Pan Zone and Canco. Reference is made to the notes to the immediately prior table in this Item 11.

(8)Includes an aggregate of 592,364 shares owned by Pan Zone and 93,456 shares owned Canco Holdings pursuant to an option to acquire such Series B Preferred Shares owned by Purple Panther Developments, Inc. Elly Herbert Reisman and Norman Reisman control Purple Panther Developments. Reference is made to the notes to the immediately prior table in this Item 11 with respect to the voting rights of the shares held by Pan Zone.

(9)592,364 of the 1,184,364 shares owned by Pan Zone are subject to the option in favor of Purple Panther Developments. Reference is made to the notes to the immediately prior table in this Item 11 with respect to the voting rights of the shares held by Pan Zone.

(10)See notes above.

     Subsequent to the closing of the Transaction Agreements between us and Covenant Film Productions Limited Partnership, but without including any shares of our common stock issued (or which may be issued in the event of the exercise of the Warrants provided to purchasers of the Debentures) in connection with our recent Debenture Financing, we issued an aggregate of 21,970,000 shares of our common stock to Covenant Film Production Limited Partnership and its designees pursuant to the Transaction Agreements and to purchasers of our common stock as part of our recent offering of common stock concluded as a condition to the closing under the Transaction Agreements. In connection therewith, Covenant, through certain of its beneficial owners, provided us with an aggregate of $1,000,000 and purchasers of our common stock as part of our offering concluded as a condition to the closing under the Transaction Agreements provided us with $3,485,000 in equity financing. In connection with our recent Debenture financing, Covenant, through certain of its beneficial owners, provided us with an aggregate of $5,500,000, and we anticipate receiving an additional $1,000,000, in debt financing and, when concluded, we will have issued an aggregate of 8,052,000 shares of our common stock and 3,663,000 warrants exercisable for 3,663,000 shares of our common stock in connection therewith. As part of the transactions concluded, Covenant obtained the voting rights to certain equity securities beneficially owned by Anthony Ng as described in the notes to the above tables. In addition, as part of the closing under the Transaction Agreements, our former directors resigned and our present directors were selected by Covenant. Our new directors then selected our present officers. Prior to the closing under the Transaction Agreements, we were controlled by Mr. Ng. Covenant has advised us that no part of the financing was obtained from one or more bank loans. As part of the Debenture Financing, the purchasers of the Debentures were, under the Investors Rights Agreement, given, among other things, the right to appoint two members to our board. Those appointments have been completed and are reflected herein.

     We are not aware of any arrangements which may result in a further change in our control.

Item 12.  Certain Relationships and Related Transactions.

     John Hamilton. In connection with the change in control that occurred on April 4, 2001, John Hamilton assigned all of his rights and interests under a voting agreement to Pan Zone pursuant to an Irrevocable Assignment and Assumption and Designation of Successor Proxy dated March 21, 2001 (the "Assignment"). On such date, John Hamilton entered into an agreement in principal with Pan Zone for the benefit of the Company, terminated a consulting agreement dated September 1, 2000 (the "Winchester Agreement") and transferred and assigned to us any and all interests and rights claimed by John Hamilton, if any, in certain distribution rights. During June of 2001, we and John Hamilton entered in to a settlement agreement (the "Settlement Agreement"), and as a result we issued John Hamilton 83,333 shares of our Common Stock in satisfaction of all amounts due from us to John Hamilton.

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

     Cerro Capital Alliance. On June 28, 2001 pursuant to a resolution dated June 27, 2001, we issued 100,000 shares of our Common Stock to Cerro Capital Alliance in consideration of a three percent (3%) unsecured loan extended by Cerro Capital Alliance to us in the amount of $500,000. Such loan has been assigned by Cerro Capital Alliance to Canco Holdings, Ltd. Canco Holdings, Ltd. is one of our shareholders. Approximately $412,000 of such loan has been assigned by Canco Holding, Ltd. to Nevada Bob's International, Inc. Nevada Bob's International, Inc. was not one of our shareholders and, the debt outstanding has been settled as a part of the closing under the Transaction Documents.

     Paul Wong.  On June 28, 2001 pursuant to a resolution dated
June 27, 2001, we issued 100,000 shares of our Common Stock to Paul Wong in consideration of a three percent (3%) unsecured loan extended by Paul Wong to us in the amount of $500,000.

     Covenant Film Productions. In connection with the Covenant Transaction, on the Covenant Transaction closing date we executed a management, production and administration agreement (the "Management Agreement")with JBM Entertainment, Inc. ("JBM"), as the assignee of Covenant under certain of the Transaction Agreements. The Management Agreement, as amended, provides, among other things, that for a period of 7 years JBM, will be primarily responsible for all aspects of our creative development, production and marketing for all of our film productions, shall recruit senior management and consultants experienced in these areas for us and that we are restricted from undertaking certain actions with out the prior approval of JBM. The Management Agreement, as amended, also provides that certain of the obligations upon JBM thereunder shall be undertaken only through its two (2) Canadian controlled consultants, Velveteen Consulting, Inc., formerly GHD Consulting, Inc. ("Velveteen Consulting") and 1485352 Ontario Limited ("148 Ontario"). In connection with the services to be provided to VBI by JBM, JBM entered into a consulting agreement with each of Velveteen Consulting (the "Velveteen Consulting Agreement") and 148 Ontario (the "148 Ontario Consulting Agreement"). Under the Velveteen Consulting Agreement, a portion of the services to be provided by JBM under the Management Agreement to VBI are to be provided by Velveteen Consulting. Under the 148 Ontario Consulting Agreement, the remainder of the services to be provided by JBM under the Management Agreement are provided to VBI are to be provided by 148 Ontario. JBM is owned and controlled by Joel B. Michaels. Mr. Michaels acquired 700,000 shares of our common stock at the direction of Covenant.

     The services engaged by Velveteen Consulting are provided by Garth Drabinsky. The services engaged by 148 Ontario are provided by Myron Gottlieb. Notwithstanding the broad scope of each of the Management Agreement, the Velveteen Consulting Agreement and the 148 Ontario Consulting Agreement, the services so provided to us thereunder are subject to our review and approval and neither JBM, Velveteen nor 148 Ontario may unilaterally undertake action on our behalf without our prior consent. Under the Management Agreement, JBM is to receive an annual fee of $600,000 plus reimbursement of expenses which fee is to be increased by $100,000 per year commencing on completion of our first film subsequent to the Covenant Transaction Closing Date, provided that we commence not less than one new film during each subsequent fifteen month marketing period. As a result of the Velveteen Consulting Agreement and the 148 Ontario Consulting Agreement, any compensation payable by us to JBM is subsequently paid by JBM to Velveteen and to 148 Ontario on the basis of fifty percent each, and each of Garth Drabinsky and Myron Gottlieb is economically benefitted as a result thereof.

     Garth Drabinsky is a party to an agreement with Velveteen Land Developments, Inc. dated March 21, 2000 (the "Drabinsky Agreement").
 Velveteen Land Developments, Inc. is beneficially owned and controlled by Charcoal Knights Developments, Inc., and is one of the entities beneficially owned an controlled by Elly Herbert Reisman and Norman Reisman. Elly Herbert Reisman and Norman Reisman are brothers and, individually and on account of their ownership and control of certain other entities, own and control, beneficially or otherwise, approximately 70% (see notes to Item 11) of our outstanding common stock.

     Velveteen Consulting was created pursuant to the Drabinsky Agreement and requires that Drabinsky undertake any and all business activity through Velveteen Consulting. Under the Drabinsky Agreement, Velveteen Land Developments, Inc. is entitled, among other things, to certain portions of any profits generated by Velveteen Consulting. As a result, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may potentially benefit from amounts of compensation derived by Velveteen Consulting from us. During 2002, as a result of the amounts of compensation paid by us to Velveteen Consulting, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may potentially benefit from amounts paid by us to Velveteen Consulting.

     During our 2002 fiscal year, we paid JBM $175,000 in consulting fees and $25,000 in expense reimbursements on account of the services provided under the Velveteen Consulting Agreement.

     During our 2002 fiscal year, we paid JBM $175,000 in consulting fees and $25,000 in expense reimbursements on account of the services provided under the 148 Ontario Consulting Agreement.

Item 13.  Exhibits, List and Reports on Form 8-K.

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

3.3     Articles of Incorporation of American Uranium
        Reincorporation, Inc. (2)

3.4     Bylaws of American Uranium Reincorporation, Inc. (2)

3.5     Amended and Restated Articles of Incorporation of
        Visual Bible International, Inc. (3)

3.6     Bylaws of Visual International, Inc. (3)

3.7 Amended and Restated Articles of Incorporation (1 for 2 combination) of Visual Bible International, Inc. dated
        April 3, 2001 (4)

3.8 Amended and Restated Articles of Incorporation (1 for 3 combination)of Visual Bible International, Inc. dated
        September 10, 2001 (5)

3.9     Amended and Restated Articles of Incorporation (1 for
        10 combination) of Visual Bible International, Inc.
        dated February 19, 2002 (6)

3.10    Amendment to the Articles of Incorporation (Series A
        Preferred designation) of Visual Bible International,
        Inc., dated March 28, 2002 (8)

3.11    Amendment to the Articles of Incorporation
        (capitalization increase) of Visual Bible
        International, Inc., dated April 15, 2002 (7)

3.12    Amendment to the Articles of Incorporation (Series B
        Preferred designation) of Visual Bible International,
        Inc., dated December 17, 2002 (8)

4.1     Form of Debenture dated December 24, 2002 (8)

4.2     Form of Warrant dated December 24, 2002 (8)

4.3     Form of Registration Rights Agreement (8)

4.4     Form of Investor Rights Agreement (8)

4.5     Addenda to Debentures (First Addendum, Second Addendum,
        Third Addendum and Fourth Addendum)(8)

9.1     Shareholder Voting Agreement (3)

9.2     Form of Irrevocable Proxy (3)

10.1    Agreement with Stewart House Publishing, Inc. (4)

10.2    Agreement with Thomas Nelson, Inc. (4)

10.3    Agreement with Columbia House, Inc. (4)

10.4    The JBM Management Agreement and Amendments (8)

10.5    The Velveteen Consulting Agreement (8)

10.6    The 148 Ontario Consulting Agreement (8)

10.7    Agreement to Provide Guaranty (8)

21.1    List of Subsidiaries (8)




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

(8)  Filed electronically herewith

     Reports on Form 8-K. We did not file any reports on Form 8K during the last quarter covered by this report.

Item 14.  Controls and Procedures.

     Each of our principal executive officer and our principal financial officer has, on a date which is within ninety days of the date that we have filed this annual report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures and has concluded that no significant deficiencies or material weaknesses exist.

     There have been no significant changes in our internal controls or in any other factor that could significantly affect these controls subsequent to the Evaluation Date.

                              SIGNATURES

     In accordance with the requirements of Section 13 pr 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/16/03                     By: /s/ Gerald C. Quinn
                              -----------------------------
                              Gerald C. Quinn, President and Chief
                              Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                   Title               Date

/s/ Gerald C. Quinn       President, principal     May 16, 2003
Gerald C. Quinn           executive officer and
                          Director

/s/Harold Kramer          Executive Vice           May 16, 2003
Harold Kramer             President, Secretary
                          and principal
                          accounting officer

/s/Maurice Colson         Director                 May 16, 2003
Maurice Colson

/s/John P. Curren         Director                 May 16, 2003
John P. Curren

/s/Elly Herbert Reisman   Director                 May 16, 2003
Elly Herbert Reisman

                            CERTIFICATIONS

     I Gerald C. Quinn, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Visual Bible International, Inc.;

     2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 16, 2003                 /s/Gerald C. Quinn


                                   Gerald C. Quinn, Principal
                                   Executive Officer

     I Harold Kramer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Visual Bible International, Inc.;

     2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 16, 2003                 /s/Harold Kramer

                                   Harold Kramer,
                                   Principal Financial Officer