Form 10QSB
period 2003-03-31
VISUAL BIBLE INTERNATIONAL INC
filed 2003-05-23
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                   Commission file number 000-26037

                   VISUAL BIBLE INTERNATIONAL, INC.
                   --------------------------------
  (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                        65-1030068

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


     1235 Bay Street, Suite 300, Toronto, Ontario  M5R 3K4 Canada
    -------------------------------------------------------------
               (Address of Principal Executive Offices)


                            (416) 921-9950
                            --------------
           (Issuer's Telephone Number, Including Area Code)



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

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2003, there were 44,215,483 shares of the Registrant's
$.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of March 31, 2003 and December
     31, 2002

(b) Consolidated Statements of Operations for three month periods ended March 31, 2003 and March 31, 2002

(c) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and March 31, 2002

(d)  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities and Use Of Proceeds.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of March 31, 2003 and December
     31, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                     March 31,     December 31,
                                     2003          2002
                                      (unaudited)    (audited)

Assets

Current Assets:

 Cash and cash equivalents                  $93,355      $946,462
 Cash in escrow                                   -       166,817
 Accounts receivable, net                     6,784        71,111
 Inventories                                303,522       318,542
 Prepaids and other current assets          154,302       126,257
                                         ----------    ----------
  Total Current Assets                      559,963     1,629,189

Film Cost, Production in Process         11,849,748     2,002,335

Property and Equipment, Net of
Accumulated Depreciation                     26,554        16,378

Intangible Assets, Net of
Accumulated Amortization                    300,112       300,112
                                         ----------    ----------
  Total Assets                          $12,736,377    $3,948,014
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $225,000

 Accounts payable and accrued             5,352,249     4,192,077
 expenses

 Royal Bank Film Production
 Financing                                2,689,893             -

 Deferred Revenue                           753,903       789,471

 Due to related parties                   1,827,313       781,882
                                         ----------    ----------

 Total Current Liabilities               10,848,358     5,988,430
                                         ----------    ----------

 Debentures Payable                       5,500,000       750,000
                                         ----------    ----------

Total Liabilities                       $16,348,358    $6,738,430
                                         ==========    ==========

Stockholders' Equity (Deficit):

Preferred stock 200,000,000                   1,557        1,557
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
March 31, 2003 and December 31, 2002

Common stock, 300,000,000
authorized $.001 par value,
46,682,824 and 40,878,324 issued
and outstanding at March 31, 2003
and December 31, 2002                        46,683        40,878

Additional paid-in capital               34,977,739    34,271,280

Unamortized finance costs on
debentures payable                        (824,725)     (112,462)

Receivables from stockholders             (427,060)     (427,060)

Accumulated foreign currency                (4,597)         3,650
translations

Retained earnings (deficit)            (37,381,578)  (36,568,260)
                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                             (3,611,981)   (2,790,416)
                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $12,736,377    $3,948,014
                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for three month periods ended March 31, 2003 and March 31, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended March
                                      Ended March    31, 2002*
                                        31, 2003

Sales:

 Royalty income                             $38,555      $114,319
 Product sales                                    -        77,471
                                         ----------    ----------
  Total Sales                                38,555       191,790
Cost of Goods Sold                           15,087        12,000
                                         ----------    ----------
Gross Profit                                 23,468       179,790

Costs and Expenses:
 Selling, general and administrative        711,412       633,754

Interest Expense                            125,375             -
                                            836,787       633,754
                                         ----------    ----------

Net Income (Loss) from Operations
before income taxes                       (813,319)     (453,964)
Provision (Credit) for Income Taxes              -             -
                                         ----------    ----------
Net Income (Loss)                         (813,319)     (453,964)
                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.02)       $(0.20)
 share:
                                         ==========    ==========

Basic and diluted common shares          43,780,547     2,293,576
outstanding
                                         ==========    ==========


____________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and March 31, 2002

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                          For the      For the
                                           Three        Three
                                           Months      Months
                                        Ended March     Ended
                                          31, 2003   March 31,
                                         ----------  2002*
                                                      ----------

Cash Flows from Operating Activities:

 Net income (loss)                         $(813,319)  $(453,964)

 Adjustments to reconcile net income
(loss) to net cash (used in) provided
by operating activities

  Depreciation and amortization                     -     101,750

Change in operating assets and
liabilities:

  Accounts receivable                          64,327    (70,084)
  Inventories                                  15,020      65,869
  Due to/from affiliate                            -      114,000
  Film cost                               (9,847,413)          -
  Prepaid expenses and other current         (28,045)     (7,000)
  assets
   Accounts payable and accrued             1,160,172   (244,310)
   liabilities

   Deferred revenues                         (35,568)     485,680
                                           ----------  ----------

   Net cash (used in) provided by         (9,484,826)     (8,059)
   operating activities
                                           ----------  ----------

Cash Flows from Investing Activities:

 Cash in Escrow                               166,817          -
 Acquisition of property and equipment       (10,175)          -
 Advance of security deposit                       -           -
 Acquisition of intangibles                        -           -
                                           ----------  ----------
  Net cash used in investing                 156,642           -
  activities
                                           ----------  ----------

Cash Flows from Financing Activities:

Proceeds from debentures payable            4,750,000          -
Proceeds from film production financing     2,689,893          -
Payment of notes payable                           -     (35,233)
Proceeds from related party loans          1,045,431           -
Foreign currency translation                  (8,247)          -
                                           ----------  ----------
Net cash provided by (used in)
financing activities                        8,477,077    (35,233)
                                           ----------  ----------
Net (Decrease) Increase in Cash             (851,107)    (43,292)

Cash and cash equivalents, beginning
of period                                     946,462      62,034
                                           ----------  ----------
Cash and cash equivalents, end of             $95,355     $18,742
period
                                           ==========  ==========

Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the period               $1,022      $ 394
                                           ==========  ==========

 Income taxes paid during the period             $ -         $ -
                                           ==========  ==========



____________________


The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            MARCH 31, 2003


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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, dated April 7, 2003 for the year ended December 31, 2002.

The statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements

In January, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, " which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is required to adopt the interpretation in the first quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material effect on its results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company currently has no stock-based Compensation plan, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

3.  LIQUIDITY - SIGNIFICANT CORPORATE EVENTS

During the quarter ending March 31, 2003 the Company completed a private placement offering of debentures. In addition, to the $750,000 proceeds the Company received in December, 2002 the Company received additional proceeds of $4,750,000 resulting in total private placement proceeds of $5,500,000 for the film production of the Gospel of John.

In addition, on March 21, 2003 the Company closed its bank financing for Gospel of John film production with participation by Royal Bank Financial Group and utilized $2,689,893 of this loan facility through March 31, 2003.

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

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the quarter ended March 31, 2003 the Company issued 5,804,500 shares of its common stock along with 2,636,250 warrants to purchase common stock in connection with the offering of its debentures. The shares and warrants have been treated as additional finance costs on the debentures payable and were valued by the Company for $712,262. This amount has been classified on the balance sheet at March 31, 2003 as a contra-equity account and will be amortized as additional interest expense over the term of the debentures payable beginning in the second quarter of 2003.


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

     Our primary strength is our intellectual property rights to the visual representation of popular versions of the Bible and our sales and distribution networks. The Bible remains the largest selling book of all time and Bible sales are driven by Bible translations.
We have concluded an exclusive license agreement with the American Bible Society (the "ABS License Agreement") for the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible.

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

     As a result of our ongoing dispute with the International Bible Society (as described in our Form 10KSB for the fiscal year ended December 31, 2002) we are, currently, prohibited from selling our productions of the books of Matthew and Acts. We, therefore, believe that we will be unable to generate any revenues until after the release of our production of the book of John which is scheduled for September, 2003. We believe that we have sufficient funds to allow to continue our operations only through May, 2003 (see Part II, Item 5, below).


Results of Operations

     Net sales for the three month period ended March 31, 2003 totaled $38, 555, a decrease of 80% from the net sales amount of $191,790 reported in the corresponding 2002 period. The decline in sales was primarily attributable to an injunction prohibiting the Company to sell products under license by the International Bible Society.

     Selling, general and administrative expenses of $711,412 for the three month period ended March 31, 2003 increased 12% over the $633,754 amount incurred in the corresponding 2002 three month period. The expense in the current period was primarily in support of the Company's new production, The Gospel of John, scheduled for release in the fall of 2003.

     Interest expense related to the Company's Debenture issue totaled $125,375 for the quarter ended March 31, 2003. There was no interest expense in the corresponding 2002 quarter.

Liquidity & Capital Resources

     At March 31, 2003, we had approximately $95,355 in cash and cash equivalents and a working capital deficit of $10,288,395. The primary source of liquidity to meet our obligations during the three months ended March 31, 2003 were provided from the proceeds of the Debenture issue.

     For fiscal year 2003, we anticipate cash needs of $3,500,000 consisting of approximately $1,800,000 for general corporate purposes, $1,500,000 for pre launch marketing of the Gospel of John, and $200,000 for pre production costs related to the Company's next film release. We expect these cash needs to be funded through the issue of additional Debentures (see Part II, Other Information, Item 5, Need for Additional Financing).

Item 3.  Controls and Procedures.

a.) Our principal executive officer and our principal financial officer have on a date which is within ninety days of the date that we have filed this quarterly report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures and have concluded that no significant deficiencies or material weaknesses exist.

b.) There have been no significant changes in our internal controls or in any other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          As previously reported in our Form 10KSB for the fiscal year ended December 31, 2002, legal proceedings were filed with the Circuit Court for Davidson County, Tennessee by a David Seibert, a former employee, against us on April 1, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note and under an agreement. The plaintiff is seeking $67,200 plus prejudgment interest, attorney fees and costs of the litigation.

     Legal proceedings were filed with the Circuit Court for Palm Beach County, Florida by First Property Holdings, Limited, against us on February 8, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note. The plaintiff is seeking $150,000 plus prejudgment interest, attorney fees and costs of the litigation.


Item 2.   Changes in Securities.

a).  Not Applicable.

b).  Not Applicable.

c). Commencing on December 24, 2002, we sold 5,500,000 units (the "Units") to eight purchasers thereof for aggregate consideration of $5,500,000. We expect that we will sell an additional 1,000,000
Units in the near future. Each Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (each, a "Debenture"), 1.22 shares of our common stock and .555 warrants (each, a "Warrant"). Repayment of the Debentures is secured by a Security Agreement (the "Security Agreement") encumbering all of our assets. Likewise, each holder of the Debenture is entitled to a initial royalty per DVD
Unit sold to United States and Canadian Sources (the "Initial Royalty"), in a variable amount of not less than $.40 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain additional advances (the "Initial Additional Advances") made by the holders of the Debentures remain outstanding and to a second royalty per DVD Unit sold to United States and Canadian
Sources (the "Second Royalty"), in a variable amount of not less than $.50 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain advances in addition to the Initial Additional Advances (the "Second Additional Advances") made by the holders of the Debentures remain outstanding. Each purchaser of a Unit is entitled to certain registration rights pursuant to a registration rights agreement (the "Registration Rights Agreement") and certain other rights relating to board appointments and rights as to future financing pursuant to an investor rights agreement (the "Investor Rights Agreement"). Each Warrant entitles the holder, subject to the satisfaction of the conditions to exercise set forth in the Warrant, to purchase, on or prior to 5:00 p.m., New York City time, on December 23, 2006 (the "Warrant Expiration Date") one share of our common stock, subject to adjustment as provided in the Warrant, at the Exercise Price (as defined below) then in effect.
The Exercise Price per share of common stock is determined as follows:

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

     d).  Not Applicable.

Item 3.   Defaults upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not
          Applicable.

Item 5.   Other Information.

     Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital in addition to the amounts of any accounts receivables that we may collect. We approximate that we require capital in excess of $3,500,000 to pay our accumulated debts and continue our operations, including commencement of certain anticipated productions activities. We funded our operations during our first fiscal quarter of 2003 through the issuance of the Debentures described in Item 2 c) hereof, and through our bank financing for the book of John with participation by Royal Bank Financial Group. As a result of our ongoing dispute with the International Bible Society (as described in our Form 10KSB for the fiscal year ended December 31, 2002) we are, currently, prohibited from selling our productions of the books of Matthew and Acts. We, therefore, believe that we will be unable to generate any revenues until after the release of our production of the book of John which is scheduled for September, 2003. We believe that we have sufficient funds to allow to continue our operations through May, 2003. In order to continue our operations thereafter, we will be required to raise additional funds through equity or debt financing.

     We have executed a letter of intent with CICIF Communications, Inc. relating to a debenture financing in the amount of $2,500,000. The letter of intent does not create any legally binding upon us or CICIF to conclude the debenture financing. We expect that the terms and conditions associated with such proposed debenture financing will be substantially similar to the debenture financing described in Item 2 c) hereof and that such debenture financing will be concluded on or about May 31, 2003. However, we can provide no assurance that such debenture financing will be concluded or, that if it is concluded, that the terms thereof will the same as described herein.

     We are seeking to conclude an additional $1,000,000 of debenture financing. We expect that the terms of such additional debenture financing will be substantially similar to the debenture financing described in Item 2 c) hereof, and we anticipate that such debenture financing will be concluded on or about July 31, 2003. However, we can provide no assurance that such debenture financing will be concluded or, that if it is concluded, that the terms thereof will the same as described herein.

     If we are unable to conclude the debenture financings described herein we will not have sufficient capital to continue our operations. We have, in the recent past, been able to arrange interim financing with certain related parties which enabled us to continue our operations until financings were concluded, and, if required, we will attempt to make such interim financing arrangements so that we be able to continue our operations. We can provide no assurance, however, that we will be successful in making such interim arrangements, nor can we presently determine what the terms and conditions of such interim financing may be. If adequate funds are not available or not available on terms acceptable to us, we will be forced to cease our business operations.

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

(8) Previously filed with Form 10-KSB of the Company filed on May 16, 2003 and incorporated herein by reference.

(9)  Filed electronically herewith.

     (b)  Reports on Form 8-K.

          None.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/23/03                By: /s/ Gerald C. Quinn
                              -----------------------------
                              Gerald C. Quinn, President and Chief
                              Executive Officer



Date: 05/23/03                By: /s/ Harold Kramer
                              -----------------------------
                              Harold Kramer, Executive Vice
                              President and Principal Financial Officer

                            CERTIFICATIONS


     I Gerald C. Quinn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Visual Bible International, Inc.;

     2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 23, 2003                 /s/Gerald C. Quinn


                                   Gerald C. Quinn, Principal
                                   Executive Officer

     I Harold Kramer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Visual Bible International, Inc.;

     2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 23, 2003                 /s/Harold Kramer


                                   Harold Kramer, Principal
                                   Financial Officer