Form 10QSB
period 2003-06-30
VISUAL BIBLE INTERNATIONAL INC
filed 2003-08-20
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003


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

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2003, there were 44,215,483 shares of the Registrant's
$.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of June 30, 2003 and December
     31, 2002

(b) Consolidated Statements of Operations for six month periods ended June 30, 2003 and June 30, 2002

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002

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

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of June 30, 2003 and December
     31, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                     June 30, 2003 December 31,
                                      (unaudited)  2002
                                                     (audited)

Assets

Current Assets:

 Cash and cash equivalents                 $322,067      $946,462

 Cash in escrow                                   -       166,817

 Accounts receivable, net                     6,784        71,111

 Inventories                                299,522       318,542

 Prepaids and other current assets          177,241       126,257

                                         ----------    ----------

  Total Current Assets                      965,998     1,629,189



Film Cost, Production in Process         12,067,329     2,002,335

Property and Equipment, Net of
Accumulated Depreciation                     23,054        16,378

Intangible Assets, Net of
Accumulated Amortization                    194,190       300,112

                                         ----------    ----------

  Total Assets                          $13,250,561    $3,948,014

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $225,000

 Accounts payable and accrued             6,772,975     4,192,077
 expenses

 Accrued Interest Payable                   436,129             0

 Loans payable Royal Bank                 3,015,130             -

 Loans payable Other                      1,601,530             -

 Deferred Revenue                           679,656       789,471

 Due to related parties                      78,188       781,882

                                         ----------    ----------

 Total Current Liabilities               13,462,302     5,988,430

                                         ----------    ----------

 Debentures Payable                       5,500,000       750,000

                                         ----------    ----------

Total Liabilities                       $18,962,302    $6,738,430

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000                   1,557        1,557
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
March 31, 2003 and December 31, 2002

Common stock, 300,000,000
authorized $.001 par value,
46,682,824 and 40,878,324 issued
and outstanding at March 31, 2003
and December 31, 2002                        46,683        40,878

Additional paid-in capital               34,977,739    34,271,280

Unamortized finance costs on
debentures payable                        (618,294)     (112,462)

Receivables from stockholders             (427,060)     (427,060)

Accumulated foreign currency                      -         3,650
translations

Retained earnings (deficit)            (39,962,336)  (36,568,259)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                             (5,711,741)   (2,790,416)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $13,250,561    $3,948,014

                                         ==========    ==========


____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for six month periods ended June 30, 2003 and June 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended June
                                       Ended June     30, 2002
                                        30, 2003

Sales:

 Royalty income                             $10,125       $83,508

 Product sales                                    -        67,543

                                         ----------    ----------

  Total Sales                                10,125       151,051

Cost of Goods Sold                            4,000        10,000

                                         ----------    ----------

Gross Profit                                  6,125       141,051

Costs and Expenses:

 Selling, general and administrative      1,856,939       472,680



Interest Expense                            459,975             -



Costs Related to stock issued                     -       888,000



                                          2,316,914     1,360,680

                                          ---------     ---------

Gain on settlement of liabilities                 -     2,056,358

                                         ----------     ---------



Net Income (Loss) from Operations
before income taxes                     (2,310,789)       836,729

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (2,310,789)       836,729

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.05)          $.10
 share:

                                         ==========    ==========

Basic and diluted common shares          43,780,547     8,662,934
outstanding

                                         ==========    ==========




                                      For the Six   For the Six
                                         Months    Months Ended
                                       Ended June  June 30, 2002
                                        30, 2003

Sales:

 Royalty income                             $46,575      $197,827

 Product sales                                  957       145,014

                                         ----------    ----------

  Total Sales                                49,531       342,841

Cost of Goods Sold                           19,087        22,000

                                         ----------    ----------

Gross Profit                                 30,445       320,841

Costs and Expenses:

 Selling, general and administrative      2,565,007     1,106,435



Interest Expense                            589,545             -



Costs Related to stock issued                     -       888,000



                                          3,154,522     1,994,435

                                          ---------     ---------

Gain on settlement of liabilities                 -     2,056,358

                                         ----------     ---------



Net Income (Loss) from Operations
before income taxes                     (3,124,107)       382,764

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (3,124,107)       382,764

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.07)          $.07
 share:

                                         ==========    ==========

Basic and diluted common shares          44,506,137     5,533,546
outstanding

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                      For the Six   For the Six
                                         Months    Months Ended
                                       Ended June  June 30, 2002
                                        30, 2003     ----------
                                       ----------

Cash Flows from Operating Activities:

Net income (loss)                      $(3,124,107)     $382,764)

Adjustments to reconcile net
income(loss) to net cash (used in)
provided by operating activities

 Depreciation and amortization              105,922       203,500

 Gain on settlements                              -   (2,056,358)

 Amortization of finance costs on
debenture payable                           206,430             -

Change in operating assets and
liabilities:

  Accounts receivable                        64,327      (71,187)

  Inventories                                19,020        74,463

  GST Receivables                         (160,374)             -

  Due to/from affiliate                          -              -

  Film cost                            (10,068,644)             -

  Prepaid expenses and other current       (50,984)      (99,024)
  assets

   Accounts payable and accrued           2,530,900       198,775
   liabilities

   Deferred revenues                      (109,815)       402,173

   Accrued interest payable                 436,129             -

                                         ----------    ----------

   Net cash (used in) provided by      (10,151,196)     (964,894)
   operating activities

                                         ----------    ----------

Cash Flows from Investing Activities:

 Cash in Escrow                             166,817    (166,817)

 Acquisition of property and                (6,676)            -
 equipment

 Advance of security deposit                     -             -

 Acquisition of intangibles                      -             -

                                         ----------    ----------

  Net cash used in investing               160,141     (166,817)
  activities

                                         ----------    ----------

Cash Flows from Financing Activities:

Proceeds from debentures payable          4,750,000            -

Proceeds from film production
financing                                 3,015,130            -

Payment of notes payable                         -       (35,233)

Proceeds from related party loans        1,601,530     4,092,990

Foreign currency translation                      -            -

                                         ----------    ----------

Net cash provided by (used in)
financing activities                      9,366,660      (35,233)

                                         ----------    ----------

Net (Decrease) Increase in Cash           (624,395)    2,926,046)

Cash and cash equivalents, beginning
of period                                   946,462        62,034

                                         ----------    ----------

Cash and cash equivalents, end of          $322,067    $2,988,080
period

                                         ==========    ==========

Supplemental Disclosure of Cash Flow
Information:

 Interest paid during the period             $3,587        $ 394

                                         ==========    ==========

 Income taxes paid during the period           $ -           $ -

                                         ==========    ==========

Financing Activities:

  Common stock issued on conversion
of promissory note                              $ -           $ -

                                         ==========    ==========

 Common and preferred stock issued
on conversion and settlement of debt            $ -    $5,430,032

                                         ==========    ==========




____________________


The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            JUNE 30, 2003


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

The statements of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

3.  LIQUIDITY - SIGNIFICANT CORPORATE EVENTS

During the quarter ending March 31, 2003 the Company completed a private placement offering of debentures. In addition, to the $750,000 proceeds the Company received in December, 2002 the Company received additional proceeds of $4,750,000 resulting in total private placement proceeds of $5,500,000 for the film production of the Gospel of John. During the quarter ended June 30, 2003, the Board of Directors passed a resolution authorizing an increase the principal amount of the Debentures from $5,500,000 to $6,500,000. Subsequently, funds were loaned to the Company and such loans may, at the option of the lender be converted into Debentures.

In addition, on March 21, 2003 the Company closed its bank financing for Gospel of John film production with participation by Royal Bank Financial Group and utilized $3,015,130 of this loan facility through June 30, 2003.

In addition, the Company will require additional funding for its operations and for the marketing of the Gospel of John film production. The Company believes that it will be successful in raising the necessary additional capital through a private placement offering of its securities which it plans for the third quarter of 2003. There can, however, be no assurance that the Company will be successful in this effort.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During the quarter ended March 31, 2003 the Company issued 5,804,500 shares of its common stock along with 2,636,250 warrants to purchase common stock in connection with the offering of its debentures. The shares and warrants have been treated as additional finance costs on the debentures payable and were valued by the Company for $712,262. This amount has been classified on the balance sheet at March 31, 2003 as a contra-equity account and began to amortize as additional interest expense over the term of the debentures payable beginning in June 1, 2003.

5.  SUBSEQUENT EVENTS.

On July 23, 2003, the Board of Directors approved a private placement debt offering in the amount of $8,000,000 including a provision for an over allotment of $500,000, which if exercised, would raise the total amount of the offering to $8,500,000. Up to 8,500,000 Units will be offered at a price of $1.00 per Unit. Each
Unit will consist of a debenture to repay principal and interest calculated at a rate of 15% per annum compounded annually; 1.5 shares of the Company's common shares, .75 warrants for each $1.00 of principal advanced and a royalty of 5% of sales of the Company's production of John, not to exceed the amount raised in the debt offering. Each warrant is exercisable for the purchase of one share of the Company's common stock at graduated prices. The closing of the offering is expected to occur not later than September 15, 2003.

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

     As a result of our ongoing dispute with the International Bible Society (as described in our Form 10KSB for the fiscal year ended December 31, 2002) we are, currently, prohibited from selling our productions of the books of Matthew and Acts. We, therefore, believe that we will be unable to generate any revenues until after the release of our production of the book of John which is scheduled for September, 2003. We believe that we have sufficient funds to allow to continue our operations only through September, 2003 (see
Part II, Item 5, below).

Results of Operations

     Net sales for the three month period ended June 30, 2003 totaled $10,125, a decrease of 93% from the net sales amount of $151,051 reported in the corresponding 2002 period. For the six month period ended June 30, 2003, net sales were $49,532, a decline of 86% from $342,841 in the similar 2002 period. The decline in sales in both periods was primarily attributable to an injunction prohibiting the Company to sell products under license by the International Bible Society.

     Selling, general and administrative expenses of $1,726,947 for the three month period ended June 30, 2003 represented an increase of approximately $1,250,000 over the corresponding 2002 period amount of $472,680. Similarly, for the six months ended June 30, 2003, selling, general and administrative expenses of $2,435,015 were $1,300,000 over the 2002 amount of $1,106,435. It is difficult to compare expenses between years, since during 2002, the Company was being reorganized while during 2003, expenses related to the production and marketing of The Gospel of John, scheduled for launch in September of 2003 have been incurred. Selling, general and administrative expenses of $278,179 were capitalized and included in Film Costs, Production in Progress of $11,786,859.

     Interest expense related to the Company's outstanding Debentures and loans totaled $459,975 and $589,975 for the three and six month respective periods ended June 30, 2003. There was no corresponding interest on Debentures or loans in 2002. Interest expense of $228,294 was capitalized and included in Film Costs, Production in Progress of $11,786,859.

Liquidity & Capital Resources

     At June 30, 2003, we had approximately $322,067 in cash and cash equivalents and a working capital deficit of $12,496,314. The primary source of liquidity to meet our obligations during the six month period ended June 30, 2003 were provided from the proceeds of the $5,500,000 Debenture issue and loans of $1,601,530.

     For the balance of the fiscal year 2003, we anticipate cash needs of $7,500,000 consisting of approximately $3,500,000 for certain marketing and advertising costs associated with the Gospel of John, additional Gospel of John productions costs of $250,000, pre-productions costs for the Gospel of Mark of $300,000 and the balance for general corporate purposes. We expect these cash needs to be funded through the issue of additional Debentures (see Part II, Other Information, Item 5, Need for Additional Financing).

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  Not Applicable

Item 2.   Changes in Securities.

a).  Not Applicable.

b).  Not Applicable.

c).  Not Applicable.

d).  Not Applicable.

Item 3.   Defaults upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not
          Applicable.

Item 5.   Other Information.

     Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital in addition to the amounts of any accounts receivables that we may collect. We approximate that we require capital in excess of $7,500,000 to pay our accumulated debts and continue our operations, including commencement of certain anticipated productions activities. We funded our operations during our first two fiscal quarters of 2003 through the issuance of the Debentures described in our Form 10-QSB for the quarter ended March 31, 2003, and through our bank financing for the book of John with participation by Royal Bank Financial Group. As a result of our ongoing dispute with the International Bible Society (as described in our Form 10KSB for the fiscal year ended December 31, 2002) we are, currently, prohibited from selling our productions of the books of Matthew and Acts. We, therefore, believe that we will be unable to generate any revenues until after the release of our production of the book of John which is scheduled for September, 2003. We believe that we have sufficient funds to allow to continue our operations through September, 2003. In order to continue our operations thereafter, we will be required to raise additional funds through equity or debt financing.

     We executed a letter of intent with CICIF Communications, Inc. relating to a debenture financing in the amount of $2,500,000. The letter of intent does not create any legally binding upon us or CICIF to conclude the debenture financing. We were unable to conclude the debenture financing with CICIF Communications, Inc.

     We are in the process of preparing to offer a unit (the "B Units") financing to accredited investors for anticipated aggregate consideration of up to $8,500,000. Each B Unit will consist of a fifteen percent (15%) $1.00 principal amount debenture (each, a "B Debenture"), 1.5 shares of our common stock and .75 warrants (each, a "B Unit Warrant"). Each B Unit Warrant will entitle the holder thereof to purchase a share of our common stock a the variable prices set forth as part of the B Unit Warrant. Repayment of the B Unit Debentures is expected to secured by a Security Agreement (the "Additional Security Agreement") encumbering all of our assets, provided that the security interest provided by the Additional Security Agreement will be junior and inferior to any security existing as of the date of our execution of the Additional Security Agreement. Likewise, each holder of a B Unit Debenture will be entitled to a certain royalties as provided as a part of the B Unit Debentures. Each purchaser of a B Unit will be entitled to certain registration rights pursuant to a registration rights agreement (the "B Unit Registration Rights Agreement").

     We expect to claim exemption from the registration provisions of the Act with respect to the issuance of the B Units pursuant to
Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the B Unit Debentures, the shares of our common stock and the B Unit Warrants which comprise the Units, the purchasers thereof will have made an informed investment decision based upon negotiation with us and will be provided with access to material information regarding us. We expect that the purchasers of the B Unit Debentures will have had knowledge and experience in financial matters such that the purchasers will have been capable of evaluating the merits and risks of acquisition of the B Unit Units. All of the B Unit Debentures, the certificates representing the common stock and the B Unit Warrants to be issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act. We can provide no assurance that such debenture financing will be concluded or, that if it is concluded, that the terms thereof will the same as described herein.

     We can provide no assurance that we will be able to conclude all or any part of the B Unit Debenture financing or, that if it is concluded, that the terms thereof will the same as described herein.

     If we are unable to conclude the B Unit Debenture financing described herein we will not have sufficient capital to continue our operations. We have, in the recent past, been able to arrange interim financing with certain related parties which enabled us to continue our operations until financings were concluded, and, if required, we will attempt to make such interim financing arrangements so that we be able to continue our operations. We can provide no assurance, however, that we will be successful in making such interim arrangements, nor can we presently determine what the terms and conditions of such interim financing may be. If adequate funds are not available or not available on terms acceptable to us, we will be forced to cease our business operations.

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

(9) Previously filed with Form 10-QSB of the Company filed on May 23, 2003 and incorporated herein by reference.

(10)      Filed electronically herewith.

     (b)  Reports on Form 8-K.

          We filed a report on Form 8-K on August 20, 2003 reporting on item 6.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 08/20/03                     By: /s/ Gerald C. Quinn
                              -----------------------------
                              Gerald C. Quinn, President and Chief
                              Executive Officer



Date: 08/20/03                     By: /s/ Harold Kramer
                              -----------------------------
                              Harold Kramer, Executive Vice
                              President and Principal Financial Officer

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


Date: August 20, 2003                   /s/Gerald C. Quinn


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



Date: August 20, 2003              /s/Harold Kramer


                                   Harold Kramer, Principal
                                   Financial Officer