Form 10QSB/A
period 2003-06-30
VISUAL BIBLE INTERNATIONAL INC
filed 2003-08-26
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                          AMENDMENT NO. 1 to
                             FORM 10-QSB

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

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of June 30, 2003 and December
     31, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                     June 30, 2003 December 31,
                                      (unaudited)  2002
                                                     (audited)

Assets

Current Assets:

 Cash and cash equivalents                 $322,067      $946,462

 Cash in escrow                                   -       166,817

 Accounts receivable, net                     6,784        71,111

 Inventories                                299,522       318,542

 GST Receivables                            160,374             -

 Prepaids and other current assets          177,241       126,257

                                         ----------    ----------

  Total Current Assets                      965,998     1,629,189



Film Cost, Production in Process

 Production Costs                        12,067,329     2,002,335

 Marketing Costs                            129,992             -

Property and Equipment, Net of
Accumulated Depreciation                     23,054        16,378

Intangible Assets, Net of
Accumulated Amortization                    194,190       300,112

                                         ----------    ----------

  Total Assets                          $13,380,553    $3,948,014

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $225,000

 Accounts payable and accrued             6,772,975     4,192,077
 expenses

 Accrued Interest Payable                   436,129             0

 Bank Loans                               3,015,130             -

 Loans Other                              1,601,530             -

 Deferred Revenue                           679,656       789,471

 Due to related parties                     781,882       781,882

                                         ----------    ----------

 Total Current Liabilities               13,462,302     5,988,430

                                         ----------    ----------

 Debentures Payable                       5,500,000       750,000

                                         ----------    ----------

Total Liabilities                       $18,962,302    $6,738,430

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000                   1,557        1,557
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
June 30, 2003 and December 31, 2002

Common stock, 300,000,000
authorized $.001 par value,
46,682,824 and 40,878,324 issued
and outstanding at June 30, 2003
and December 31, 2002                        46,683        40,878

Additional paid-in capital               34,977,739    34,271,280

Unamortized finance costs on
debentures payable                        (618,294)     (112,462)

Receivables from stockholders             (427,060)     (427,060)

Accumulated foreign currency                      -         3,650
translations

Retained earnings (deficit)            (39,562,372)  (36,568,259)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                             (5,581,749)   (2,790,416)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $13,380,553    $3,948,014

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

(b) Consolidated Statements of Operations for six month periods ended June 30, 2003 and June 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended June
                                       Ended June     30, 2002
                                        30, 2003

Sales:

 Royalty income                             $10,125       $83,508

 Product sales                                    -        67,543

                                         ----------    ----------

  Total Sales                                10,125       151,051

Cost of Goods Sold                            4,000        10,000

                                         ----------    ----------

Gross Profit                                  6,125       141,051

Costs and Expenses:

 Selling, general and administrative      1,726,947       472,680



Interest Expense                            459,975             -



Costs Related to stock issued                     -       888,000



                                          2,186,922     1,360,680

                                          ---------     ---------

Gain on settlement of liabilities                 -     2,056,358

                                         ----------     ---------



Net Income (Loss) from Operations
before income taxes                     (2,180,797)       836,729

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (2,180,797)       836,729

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.05)          $.10
 share:

                                         ==========    ==========

Basic and diluted weighted average       43,780,547     8,662,934
of common shares outstanding

                                         ==========    ==========




                                      For the Six   For the Six
                                         Months    Months Ended
                                       Ended June  June 30, 2002
                                        30, 2003

Sales:

 Royalty income                             $46,575      $197,827

 Product sales                                  957       145,014

                                         ----------    ----------

  Total Sales                                49,532       342,841

Cost of Goods Sold                           19,087        22,000

                                         ----------    ----------

Gross Profit                                 30,445       320,841

Costs and Expenses:

 Selling, general and administrative      2,435,015     1,106,435



Interest Expense                            589,545             -



Costs Related to stock issued                     -       888,000



                                          3,024,560     1,994,435

                                          ---------     ---------

Gain on settlement of liabilities                 -     2,056,358

                                         ----------     ---------



Net Income (Loss) from Operations
before income taxes                     (2,994,115)       382,764

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (2,994,115)       382,764

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.07)          $.07
 share:

                                         ==========    ==========

Basic and diluted weighted average       44,506,137     5,533,546
of common shares outstanding

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

(c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and June 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                      For the Six   For the Six
                                         Months    Months Ended
                                       Ended June  June 30, 2002
                                        30, 2003     ----------
                                       ----------

Cash Flows from Operating Activities:

Net income (loss)                      $(2,994,115)     $382,764)

Adjustments to reconcile net
income(loss) to net cash (used in)
provided by operating activities

 Depreciation and amortization              105,922       203,500

 Gain on settlements                              -   (2,056,358)

 Amortization of finance costs on
debenture payable                           206,430             -

Change in operating assets and
liabilities:

  Accounts receivable                        64,327      (71,187)

  Inventories                                19,020        74,463

  GST Receivables                         (160,374)             -

  Film Costs, Production Costs         (10,064,994)             -

  Film Costs, Marketing Costs             (129,992)             -

  Prepaid expenses and other current       (50,984)      (99,024)
  assets

   Accounts payable                       2,530,900       198,775

   Deferred revenues                      (109,815)       402,173

   Accrued interest payable                 436,129             -

                                         ----------    ----------

   Net cash (used in) provided by      (10,147,546)     (964,894)
   operating activities

                                         ----------    ----------

Cash Flows from Investing Activities:

 Cash in Escrow                             166,817    (166,817)

 Acquisition of property and                (6,676)            -
equipment

 Advance of security deposit                     -             -

 Acquisition of intangibles                      -             -

                                         ----------    ----------

  Net cash used in investing               160,141     (166,817)
  activities

                                         ----------    ----------

Cash Flows from Financing Activities:

Proceeds from debentures payable          4,750,000            -

Proceeds from film production
financing                                 3,015,130            -

Payment of notes payable                         -       (35,233)

Proceeds from related party loans        1,601,530     4,092,990

Foreign currency translation                      -            -

                                         ----------    ----------

Net cash provided by (used in)
financing activities                      9,363,010     4,057,757

                                         ----------    ----------

Net (Decrease) Increase in Cash           (624,395)     2,926,046

Cash and cash equivalents, beginning
of period                                   946,462        62,034

                                         ----------    ----------

Cash and cash equivalents, end of          $322,067    $2,988,080
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

     Selling, general and administrative expenses of $1,726,947 for the three month period ended June 30, 2003 represented an increase of approximately $1,250,000 over the corresponding 2002 period amount of $472,680. Similarly, for the six months ended June 30, 2003, selling, general and administrative expenses of $2,435,015 were $1,300,000 over the 2002 amount of $1,106,435. It is difficult to compare expenses between years, since during 2002, the Company was being reorganized while during 2003, expenses related to the production and marketing of The Gospel of John, scheduled for launch in September of 2003 have been incurred. Selling, general and administrative expenses of $129,992 were capitalized and included in Film Costs, Production in Progress.

     Interest expense related to the Company's outstanding Debentures and loans totaled $459,975 and $589,975 for the three and six month respective periods ended June 30, 2003. There was no corresponding interest on Debentures or loans in 2002. Interest expense of $228,294 was capitalized and included in Film Costs, Production in Progress of $12,067,329.

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


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 08/26/03                     By: /s/ Gerald C. Quinn
                              -----------------------------
                              Gerald C. Quinn, President and Chief
                              Executive Officer



Date: 08/26/03                     By: /s/ Harold Kramer
                              -----------------------------
                              Harold Kramer, Executive Vice
                              President and Principal Financial Officer

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


Date: August 26, 2003                   /s/Gerald C. Quinn


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



Date: August 26, 2003              /s/Harold Kramer


                                   Harold Kramer, Principal
                                   Financial Officer