Form 10QSB
period 2003-09-30
VISUAL BIBLE INTERNATIONAL INC
filed 2003-11-19
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003


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



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]   NO [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 18, 2003, there were 58,758,873 shares of the Registrant's $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2003 and
     December 31, 2002

(b) Consolidated Statements of Operations for the three month periods ended September 30, 2003 and September 30, 2002 and for the nine month periods ended September 30, 2003 and September 30, 2002

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and September 30, 2002

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

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of September 30, 2003 and
     December 31, 2002

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                       September   December 31,
                                        30, 2003   2002
                                      (unaudited)    (audited)

Assets

Current Assets:

 Cash and cash equivalents               $4,213,193      $946,462

 Cash in escrow                                   -       166,817

 Accounts receivable, net                     6,784        71,111

 Inventories                                296,097       318,542

 GST Receivables                             11,693             -

 Prepaids and other current assets          193,707       126,257

                                         ----------    ----------

  Total Current Assets                    4,721,474     1,629,189



Film Cost, Production in Process

 Production Costs                        13,643,256     2,002,335

 Marketing Costs                          1,498,909             -

Property and Equipment, Net of
Accumulated Depreciation                     33,988        16,378

Intangible Assets, Net of
Accumulated Amortization                    141,229       300,112

                                         ----------    ----------

  Total Assets                          $20,038,856    $3,948,014

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $225,000      $225,000

 Accounts payable and accrued             5,588,865     4,192,077
 expenses

 Accrued Interest Payable                   755,217             -

 Loans Royal Bank                         3,015,130             -

 Loans Other                                525,000             -

 Deferred Revenue                           671,096       789,471

 Due to related parties                     781,882       781,882

                                         ----------    ----------

 Total Current Liabilities               11,682,666     5,988,430

                                         ----------    ----------

 Debentures Payable

     Series A                             6,533,646       750,000

     Series B                             8,500,000             -

                                         ----------    ----------

 Total Debentures Payable                15,033,646       750,000

                                         ----------    ----------

Total Liabilities                       $26,716,312    $6,738,430

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000                   1,557        1,557
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
September 30, 2003 and December 31,
2002

Common stock, 300,000,000
authorized $.001 par value,
60,695,938 and 40,878,324 issued
and outstanding at September 30,
2003 and December 31, 2002                   60,696        40,878

Additional paid-in capital               36,393,525    34,271,280

Unamortized finance costs on
debentures payable                      (1,719,562)     (112,462)

Receivables from stockholders             (427,060)     (427,060)

Accumulated foreign currency                      -         3,650
translations

Retained earnings (deficit)            (40,986,612)  (36,568,259)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                             (6,677,456)   (2,790,416)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $20,038,856    $3,948,014

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the three month periods ended September 30, 2003 and September 30, 2002 and for the nine month periods ended September 30, 2003 and September 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months        Ended
                                         Ended       September
                                       September      30, 2002
                                        30, 2003

Revenues:

 Royalty income                             $13,180       $35,556

 Product sales                                    -        20,834

                                         ----------    ----------

  Total Sales                                13,180        56,190

Cost of Goods Sold                            3,425         4,000

                                         ----------    ----------

Gross Profit                                  9,755        52,190

Costs and Expenses:

 Selling, general and administrative        749,226       641,658



 Costs Related to stock issued                    -         2,900



 Interest Expense                           800,258             -

                                          ---------     ---------

                                          1,549,484       644,558

                                          ---------     ---------

Gain on currency translation                118,330             -

Gain on settlement of liabilities           112,850       254,858

                                         ----------     ---------



Net Income (Loss) from Operations
before Other Income                     (1,426,879)     (337,510)



Other Income

  Interest Income                                 -        10,797

                                         ----------    ----------

Net Income (Loss) before Income Taxes   (1,426,879)     (326,713)

                                         ----------    ----------

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (1,426,879)     (326,713)

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.03)       $(0.01)
 share:

                                         ==========    ==========

Basic and diluted common shares          51,353,862    39,956,824
outstanding

                                         ==========    ==========


                                        For the    For the Nine
                                      Nine Months  Months Ended
                                         Ended       September
                                       September      30, 2002
                                        30, 2003

Revenues:

 Royalty income                             $61,754      $233,183

 Product sales                                  957       165,848

                                         ----------    ----------

  Total Sales                                62,711       399,031

Cost of Goods Sold                           22,512        26,000

                                         ----------    ----------

Gross Profit                                 40,199       373,031

Costs and Expenses:

 Selling, general and administrative      3,305,213     1,748,093



 Costs Related to stock issued                    -       890,900



 Interest Expense                         1,389,803             -

                                          ---------     ---------

                                          4,695,016     2,638,993

                                          ---------     ---------

Gain on currency translation                123,614             -

Gain on settlement of liabilities           112,850     2,311,216

                                         ----------     ---------



Net Income (Loss) from Operations
before Other Income                     (4,418,353)        45,254



Other Income

  Interest Income                                 -        10,797

                                         ----------    ----------

Net Income (Loss) before Income Taxes   (4,418,353)        56,051

                                         ----------    ----------

Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net Income (Loss)                       (4,418,353)        56,051

                                         ==========    ==========

Income (Loss) per Share:

 Basic and diluted income (loss) per        $(0.09)         $0.00
 share:

                                         ==========    ==========

Basic and diluted common shares          46,788,711    17,007,971
outstanding

                                         ==========    ==========



___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and September 30, 2002


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                     For the Nine  For the Nine
                                     Months Ended  Months Ended
                                    September 30,    September
                                    2003              30, 2002
                                      ----------     ----------

Cash Flows from Operating
Activities:

Net income (loss)                      $(4,418,353)       $56,051

Adjustments to reconcile net
income(loss) to net cash (used in)
provided by operating activities

 Depreciation and amortization              164,133       223,500

 Gain on settlements                      (112,850)   (2,311,216)

 Amortization of finance costs on
debenture payable                           534,963      (72,994)

Change in operating assets and
liabilities:

  Accounts receivable                        64,327      (72,994)

  Inventories                                22,445        78,398

  GST Receivables                          (11,693)             -

  Film Costs, Production Costs         (11,640,921)     (342,567)

  Film Costs, Marketing Costs           (1,498,909)             -

  Prepaid expenses and other               (67,450)         (387)
current assets

   Accounts payable and accrued           1,509,638       461,210
expenses

   Deferred revenues                      (118,375)       366,817

   Accrued interest payable                 755,217             -

   Foreign currency translation             (3,650)             -

                                         ----------    ----------

   Net cash (used in) provided by      (14,821,478)   (1,541,188)
   operating activities

                                         ----------    ----------

Cash Flows from Investing
Activities:

 Cash in Escrow                             166,817    (166,817)

 Acquisition of property and               (22,800)      (9,378)
equipment



                                         ----------    ----------

  Net cash (used in) provided by           143,957     (176,195)
investing activities

                                         ----------    ----------

Cash Flows from Financing
Activities:

Proceeds from debentures payable         14,283,646            -

Proceeds from film production
financing                                 3,135,606            -

Payment of notes payable                         -       (35,233)

Proceeds from related party loans          525,000             -

Proceeds from issuance of common
stock                                             -    4,092,990

                                         ----------    ----------

Net cash provided by (used in)
financing activities                     17,944,252     4,057,757

                                         ----------    ----------

Net Increase(Decrease)in Cash             3,226,731     2,340,374

Cash and cash equivalents,
beginning of period                         946,462        62,034

                                         ----------    ----------

Cash and cash equivalents, end of        $4,213,193    $2,402,408
period

                                         ==========    ==========

Supplemental Disclosure of Cash
Flow Information:

 Interest paid during the period            $21,522        $ 394

                                         ==========    ==========

 Income taxes paid during the                  $ -           $ -
period

                                         ==========    ==========

Supplemental Disclosure of Noncash
Investing and Financing Activities:

 Common and preferred stock issued
on conversion of debt                           $ -    $5,260,020

                                         ==========    ==========




____________________


The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                          September 30, 2003

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

The statements of operations for the three and nine months ended
September 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

3.  LIQUIDITY - SIGNIFICANT CORPORATE EVENTS


On March 21, 2003 the Company closed its bank financing for Gospel of John film production with participation by Royal Bank Financial Group and utilized $3,135,606 of this loan facility through September 30, 2003.

During the nine months ended September 30, 2003 the Company completed a private placement offering of debentures "Series A". In addition, to the $750,000 proceeds the Company received in December, 2002 the Company received additional proceeds of $5,783,646 resulting in total private placement proceeds of $6,533,646 for the film production of the Gospel of John.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

In connection with the "Series A" private placement the Company issued 7,984,114 shares of its common stock along with 3,626,173 warrants to purchase common stock to the purchasers of the "Series A Debentures". The shares and warrants have been treated as additional finance costs relating to the debentures payable and were valued by the Company at $979,720. This amount has been classified on the balance sheet as a contra-equity account and the Company began to amortize it as additional interest expense over approximately eighteen months, the expected term for the "Series A" debentures as of June 1, 2003.

The "Series A Debentures" bear interest at a rate of 15% per annum and are payable from a percentage of the gross revenues expected to be earned from the "Gospel of John" film production.

In order to fund certain additional post production requirements including marketing, on July 23, 2003, the Company's Board of Directors approved a private placement debt offering in the amount of $7,500,000 including a provision for an over allotment of $1,000,000, "Series B Debentures" proceeds up to 8,500,000 Units was offered at a price of $1.00 per Unit. In order to facilitate the sale of the Series B Units, certain concessions were agreed to with the holders of the Series A debenture holders who held certain rights or priorities with regard to any subsequent fundings. The principal modification made to the Series A debenture holders was an enhancement of their repayment terms to require an additional payment of a royalty on DVD sales to the Series A debenture holders.
 The royalty payment is subject to certain sales benchmarks and deferred until after repayment has been made to satisfy the principal repayments of the Series B debentures. The royalty payment is to be for all direct market sales at DVD Units to United States or Canadian purchasers equal to 12.5% of the gross proceeds, net of returns and taxes on DVD sales in excess of 120,000 DVD Units up to 200,000 Units and 5% in excess of 200,000 units sold in perpetuity.

Each Series B Unit consisted of a debenture to repay principal and interest calculated at a rate of 15% per annum compounded annually;
1.5 shares of the Company's common shares for each $1.00 of principal advanced, a warrant to purchase .75 shares of the Company's common stock exercisable at graduated prices of $1-$2 through December 31, 2007, and a royalty of 5% of certain revenues not to exceed the amount of the offering. During the quarter ended September 30, 2003 the Company completed this offering which resulted in proceeds to the Company amounting to $8,500,000.

In connection with the issuance of $8,500,000 "Series B Debentures" the Company issued 12,750,000 shares of its common stock and 6,375,000 common stock purchase warrants to the purchasers of the "Series B Debentures". The Company valued these securities at $1,275,000 and will amortize these costs as additional interest on the "Series B Debentures" over a period of 11/2 years beginning September 30, 2003.

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

     We completed production of the film, The Gospel of John in September 2003 under the auspices of our license agreement with the American Bible Society. In this regard, the theatrical release of the film was launched on September 26, 2003 in four USA markets; Dallas, Colorado Springs, Charlotte and Fayetteville. Additional releases, which would place the theatrical release in approximately forty city markets by the end of 2003 are scheduled. Approximately four weeks after the theatrical release in each city, a direct response TV infomercial advertising campaign will commence in which DVD/VHS reproductions of the film will be sold directly to customers in those markets. The theatrical release and direct response advertising program will continue to expand across the USA and Canada in 2004.

Results of Operations

     Net sales for the three month period ended September 30, 2003 totaled $13,180, a decrease of 77% from the net sales amount of $56,190 reported in the corresponding 2002 period. For the nine month period ended September 30, 2003, net sales were $62,711, a decline of 84% from $399,031 in the similar 2002 period. The decline in sales in both periods was primarily attributable to an injunction prohibiting the Company to sell products under license by the International Bible Society.

     Selling, general and administrative expenses of $749,226 for the three month period ended September 30,2003 represented an increase of approximately $ 107,568 over the corresponding 2002 period amount of $641,658. Similarly, for the nine months ended September 30, 2003, selling, general and administrative expenses of $3,305,213 were $1,557,120 over the 2002 amount of $1,748,093. It is difficult to compare expenses between years, since during 2002, the Company was being reorganized while during 2003, expenses related to the production and marketing of The Gospel of John, scheduled for launch in September of 2003 have been incurred. Marketing expenses of $ 1,498,908 for the nine month period ended September 30, 2003 were capitalized and in accordance with generally accepted accounting principles, will be expensed over the rollout of the film.

     Interest expense related to the Company's outstanding Debentures and loans totaled $800,258 and $1,389,803 for the three and nine month respective periods ended September 30, 2003. There was no corresponding interest on Debentures or loans in 2002. Interest expense of $ 316,206 was capitalized in the quarter ended September 30, 2003 and included in Film Costs, Production in Progress of $13,643,256. For the nine months ended September 30,2003 interest expense capitalized and included in film costs totaled $544,500.

Liquidity & Capital Resources

     At September 30, 2003, we had approximately $4,213,193 in cash and cash equivalents and a working capital deficit of $6,961,192. The primary source of liquidity to meet our obligations during the nine month period ended September 30, 2003 were provided from the proceeds of the Debenture issues of $15,033,646.

     For the balance of the fiscal year 2003, we anticipate cash needs of $7,050,000 consisting of approximately $3,755,000 for certain marketing and advertising costs associated with the Gospel of John, additional Gospel of John productions costs of $692,000 and the balance for general corporate purposes. We expect these cash needs to be funded through the utilization of funds on hand at September 30, 2003 of $4,213,193, the proceeds of approximately $1,500,000 arising from a sale/leaseback of the Gospel of John under the agreement with The Gospel of John, Limited our United Kingdom co-production partner, and through the sale of DVD's and videocassettes.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  Not Applicable

Item 2.   Changes in Securities.

a).  Not Applicable.

b).  Not Applicable.

c).

     1. On August 28, 2003, we sold 8,500,000 units (the "B Units") to ten purchasers thereof for aggregate consideration of $8,500,000. Each B Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (each, a "B Unit Debenture"), 1.5 shares of our common stock (each, a "B Unit Share"), 0.75 warrants (each, a "B Unit Warrant") to purchase shares of our common stock; and (iv) certain pro rata royalty payments (the "B Unit Royalties"). Repayment of the B Unit Debentures is secured by our assets and the assets of our subsidiaries, Visual Bible (Canada), Inc. and The Book of John, Inc. The B Unit security interest is junior, inferior and subordinate to each and every security interest as to the secured assets existing as of August 28, 2003. All outstanding principal and any accrued and unpaid interest under the B Unit Debentures is due and payable in full on October 15, 2005. In connection with the B Unit Offering the Company is in the process of issuing 12,750,000 shares of its common stock and B Unit Warrants entitling the holders thereof to purchase 6,375,000 shares of the Company's common stock. Each purchaser of a B Unit is entitled to certain registration rights in connection with the B Unit Shares and the shares of common stock that underlie the B Unit Warrants pursuant to a registration rights agreement (the "B Unit Registration Rights Agreement").

     The exercise price under the B Units Warrants is as follows:
(i) if the B Unit Warrant is exercised at any time on or prior to December 31, 2005, the Exercise Price is $1.00 per share; (ii) if the B Unit Warrant is exercised after December 31, 2005, but on or prior to June 30, 2006, the Exercise Price is $1.25 per share; (iii) if the B Unit Warrant is exercised after June 30, 2006, but on or prior to December 31, 2006, the Exercise Price is $1.50 per B share;
(iv) if the B Unit Warrant is exercised after December 31, 2006, but on or prior to June 30, 2007, the Exercise Price is $1.75 per share; and (v) if the B Unit Warrant is exercised after June 30, 2007, but on or prior to December 31, 2007, the Exercise Price is $2.00 per share.

     Following the time at which we have paid an amount equal to the Maximum Principal Amounts (as such term is defined under certain A Unit Debentures issued by us), whether such payment is in the form of Existing Principal, Interest or Royalties (each, as defined under the A Unit Debentures), to those parties (the "A Unit Debenture Holders") holding those certain debentures (the "A Unit Debentures") issued us, the holders of the B Unit Debentures will be entitled to their pro rata portion of , in the aggregate, five percent (5%) of:
(i) the gross proceeds, net of returns and any sales or similar taxes payable on account thereof, received as a result of any and all commercial exploitation, exclusive of any revenues generated as a result of any theatrical release, derived the Company's production of the Gospel of John (the "Production"), including but not limited to video/DVD units (the "DVD Units") sold to United States and Canadian purchasers thereof; and (ii) the actual amount of revenue to which we are entitled from any and all commercial exploitation of the Production, net of returns and any sales or similar taxes payable on account thereof and exclusive of any revenues to which we may be entitled as a result of any theatrical release of the Production, sold to parties other than a United States or Canadian purchaser thereof. The B Unit Royalties shall not be paid, but shall accrue (the "B Unit Accrued Royalties") until all outstanding amounts of Existing Principal, Interest and Accrued Royalties (each as defined in the A Unit Debentures) have been paid (the "A Unit Repayment Date") to the A Unit Debenture Holders. Commencing on the A Unit Repayment Date, B Unit Royalties shall not be required to accrue and shall be paid to the Purchasers. The amount of the B Unit Royalties payable by us pursuant to the foregoing shall not exceed the amount of gross proceeds received by us from the sale of the B Units ($8,500,000) and as such time as B Unit Royalties in the amount of $8,500,000 has been by us, our obligation to pay the B Unit Royalties shall cease.

     As a condition to our ability to sell the B Units and to undertake the A Unit Conversions (as described hereinafter), we executed a conditions precedent agreement with certain holders of our A Unit Debentures.

     We claimed exemption from the registration provisions of the Act with respect to the issuance of the B Units pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the B Unit Debentures, the B Unit Shares, the B Unit Warrants and the shares of our common stock that underlie the B Unit Warrants, the purchasers thereof made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that the purchasers thereof had knowledge and experience in financial matters such that the purchasers were capable of evaluating the merits and risks of acquisition of the B Units. All of the B Unit Debentures, the certificates representing B Unit Shares and the B Unit Warrants to be issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

     2. On October 7, 2003, we converted (the "A Unit Conversions") $1,033,645 of our outstanding debt into A Units (the "A Units"). Each A Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (each, an "A Unit Debenture"), 1.22 shares of our common stock (each, an "A Unit Share"), 0.555 warrants (each, an "A Unit Warrant") to purchase shares of our common stock; and (iv) certain pro rata royalty payments (the "A Unit Royalties").
 A more detailed description of the A Units has been included in our Form 10QSB for the quarter ended March 31, 2003.

     We claimed exemption from the registration provisions of the Act with respect to the conversion of debt and issuance of the A Units as part of the A Unit Conversions pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the A Unit Debentures, the A Unit Shares, the A Unit Warrants and the shares of our common stock that underlie the A Unit Warrants, the purchasers thereof made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that the purchasers thereof had knowledge and experience in financial matters such that the purchasers were capable of evaluating the merits and risks of acquisition of the A Units. All of the A Unit Debentures, the certificates representing A Unit Shares and the A Unit Warrants to be issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

d).  Not Applicable.

Item 3.   Defaults upon Senior Securities.  Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.  Not
          Applicable.


Item 5.   Other Information.  Not applicable.

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

3.9     Amended and Restated Articles of Incorporation (1 for
        10 combination) of Visual Bible International, Inc.
        dated February 19, 2002 (6)

3.10    Amendment to the Articles of Incorporation (Series A
        Preferred designation) of Visual Bible International,
        Inc., dated March 28, 2002 (8)

3.11    Amendment to the Articles of Incorporation
        (capitalization increase) of Visual Bible
        International, Inc., dated April 15, 2002 (7)

3.12    Amendment to the Articles of Incorporation (Series B
        Preferred designation) of Visual Bible International,
        Inc., dated December 17, 2002 (8)

4.1     Form of A Unit Debenture dated December 24, 2002 (8)

4.2     Form of A Unit Warrant dated December 24, 2002 (8)

4.3     Form of A Unit Registration Rights Agreement (8)

4.4     Form of A Unit Investor Rights Agreement (8)

4.5     Addenda to A Unit Debentures (First Addendum, Second
        Addendum, Third Addendum and Fourth Addendum)(8)

4.6     Addendum to A Unit Debentures (Fifth Addendum)(10)

4.7     Form of B Unit Debenture(10)

4.8     Form of B Unit Warrant Agreement(10)

4.9     Form of B Unit Registration Rights Agreement(10)

4.10    Conditions Precedent Agreement(10)

9.1     Shareholder Voting Agreement (3)

9.2     Form of Irrevocable Proxy (3)

10.1    Agreement with Stewart House Publishing, Inc. (4)

10.2    Agreement with Thomas Nelson, Inc. (4)

10.3    Agreement with Columbia House, Inc. (4)

10.4    The JBM Management Agreement and Amendments (8)

10.5    The Velveteen Consulting Agreement (8)

10.6    The 148 Ontario Consulting Agreement (8)

10.7    Agreement to Provide Guaranty (8)

21.1    List of Subsidiaries (8)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(10)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(10)

32.1    Certification of Chief Financial Officer under Section
        1350(10)

32.2    Certification of Chief Executive Officer under Section
        1350(10)



____________________

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


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 11/20/03                     By: /s/ Harold Kramer
                              -----------------------------
                              Harold Kramer, Executive Vice
                              President and principle executive officer



Date: 11/20/03                     By: /s/ Harold Kramer
                              -----------------------------
                              Harold Kramer, principal financial officer