Form 10KSB
period 2003-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2004-05-25
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues (loss) for its most recent fiscal year was ($11,019.509).

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2004 was $11,175,582.

     At April 30, 2004 there were 58,758,873 shares of the Registrant's Common Stock outstanding.

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

Item 8A.  Controls and Procedures.


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


Background

     We are a faith-based media company which has secured the exclusive worldwide rights to develop, produce and market film adaptations on a word-for-word basis from popular versions of the Bible including both Books of the Old and New Testaments.

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

Our Business

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

     We are committed to producing films that feature exceptional production values, that maintain a high degree of integrity to the Biblical works, and that primarily utilize the finest directing and stage acting talents primarily from Canada and the U.K.

     We recently completed a film adaptation on a word-for-word basis of The Gospel of John. In January 2003, we commenced principal photography of the three hour film adaptation of The Gospel of John based on American Bible Society's Good News Translation Bible. The film was completed in early September 2003 at a production cost of approximately $13 million. We plan, subject to available financing, to commence principal photography for one new film each year. Financing for The Gospel of John benefited from the Canadian federal and provincial tax credits associated with qualifying films under the auspices of the Canadian/UK film co-production tax treaty together with UK structured financing sale-leaseback transactions. In addition, financing commitments together with credit and pricing facilities were provided to the production relating to advances for theatrical film distribution, film processing, post-production film and sound work and video, DVD and theatrical print duplication.

     We concluded a settlement of our dispute with the International Bible Society and, as a result, we have relinquished the right to sell our prior productions of the books of Matthew and Acts.

     Our word-for-word film adaptation of The Gospel of John was our first new film production subsequent to our productions of the books of Matthew and Acts.


     Our next planned film adaptation is The Gospel of Mark. The draft screenplay has been delivered to us. The Gospel of Mark is also planned as a Canadian/UK film co-production with similar financing facilities and credits that were available for The Gospel of John.

     During the post-production period for The Gospel of John, we began to develop the marketing plans for the film. In order to create awareness, a limited theatrical release of The Gospel of John commenced in late September 2003. The film has received high critical acclaim from both secular and religious reviewers.

     We retained the initial release window for direct marketing for The Gospel of John. The first infomercial was aired in late October 2003 for the sale of DVD/video units consisting of three discs/video cassettes. The direct marketing has been augmented to include web-marketing and sales to church groups.

     A program to sell to retail chains and rental stores was subsequently developed for Easter 2004 delivery. The conventional retail distribution channels include the 5,000 Christian faith-based stores and retail chains. There are approximately 20,000 rental outlets in the United States.

     We intend, to develop shorter films edited from our full-length films that will focus on special market segments, such as the educational market. We plan to make audio adaptations, film highlights and soundtracks available in the future. The Gospel of John soundtrack is currently available in the market.

     We intend to exploit the potential of The Gospel of John and future film adaptations in foreign territories (outside North
America) and by television exploitation.

     As of April 1, 2004, we concluded a rescission agreement (the "Rescission Agreement") with JBM Entertainment Inc. ("JBM"), Velveteen Consulting Inc., 1485352 Ontario Limited, Garth H. Drabinsky ("GHD") and Myron I. Gottlieb pursuant to which our consulting agreement dated as of June 1, 2003 with JBM, as amended (the "JBM Consulting Agreement"), was rescinded. As part of the Rescission Agreement, we agreed, within 45 days after the date of the Rescission Agreement, to issue 2,129,910 shares of our common stock (the "JBM Shares") to JBM and/or its affiliates in consideration of the agreement of JBM to rescind the JBM Consulting Agreement and settlement of a debt due from us to JBM in the amount of $629,910. The Rescission Agreement provides that if we fail to issue the JBM Shares then the JBM Consulting Agreement will be immediately reinstated as if the Rescission Agreement never existed.
 As part of the Rescission Agreement we provided certain registration rights to JBM and its affiliates in connection with the JBM Shares to be issued thereunder. We have not yet issued the JBM Shares, but we expect to do so in the near future.

     JBM is owned and controlled by Joel B. Michaels. Prior to the issuance of the JBM shares, Mr. Michaels owns 700,000 shares of our common stock and JBM owns 1,295,000 shares of our common stock.

     Concurrently with the execution of the Rescission Agreement, we concluded a consulting agreement (the "108 Ontario Consulting Agreement") with 1080409 Ontario Limited ("108 Ontario"), a corporation controlled by Garth H. Drabinsky ("GHD"). Under the 108 Ontario Consulting Agreement, GHD will provide marketing and production consulting services to us, as same may be required from time to time. During the first eighteen (18) months following the execution of the 108 Ontario Consulting Agreement, we granted to GHD the first right to negotiate with us for engagement by us as the producer of the next motion picture produced by us or a subsidiary of, or entity controlled by, us. The term of the 108 Ontario Consulting Agreement runs until December 31, 2004 and, unless terminated in accordance with the provisions thereof, shall automatically renew on a month to month basis. In consideration for the services provided by 108 Ontario under the 108 Ontario Consulting Agreement, during the term thereof we agreed to pay $25,000, plus GST, per month to 108 Ontario and to reimburse 108 Ontario for all pre-approved expenses. We also agreed with 108 Ontario that after repayment by us of the indebtedness due from us to the holders of our Unit A and Unit B Debentures, we would pay $450,000 to 108 Ontario.

     108 Ontario has entered into an agreement (the "Sub Consulting Agreement") with 1485352 Ontario Limited ("148 Ontario"), a corporation controlled by Bonnie Gottlieb, the wife of Myron Gottlieb ("Gottlieb") whereby certain of the services to be provided by GHD under the 108 Ontario Consulting Agreement will be provided to 108 Ontario by Gottlieb. Based upon the existence of the Sub Consulting Agreement, fifty percent of the amounts paid by us under the 108 Ontario Consulting Agreement will be paid to 148 Ontario and Gottlieb will be benefited as a result thereof.

     We have assembled an advisory committee of scholars of theology and religion to collaborate with us in the creative development and film production processes. We believe that the advisory committee is and will continue to be a valuable tool to assist us with our future film production efforts.

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

     We are continuing with our direct marketing approach, which is augmented by web-marketing and sales to church groups.

     Our license agreement with the International Bible Society has been terminated. We intend to continue to develop our film productions under an exclusive license agreement with the American Bible Society (the "ABS License Agreement") which provides us with the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible.

     From approximately December 2002, through the end of 2003, we concluded transactions establishing credit facilities of approximately $11,500,000 in connection with our production of the Gospel of John. A portion of such credit facilities were in the form of our issuance of $6,533,645 in A Unit Debentures, an additional portion of such credit facilities in the amount of approximately $1,500,000 resulted from trade loans and extended payment terms and the remainder of such facilities in the approximate amount of $3,000,000 involved the participation of the Royal Bank of Canada Financial Group. We also concluded additional credit facilities in the form of our issuance of $8,500,000 in B Unit Debentures.

     During 2000, we entered into an agreement (the "Original Nelson
Agreement") with Thomas Nelson, Inc. ("Thomas Nelson").    Effective
September 1, 2001, we entered into a new distribution agreement with Thomas Nelson (the "New Nelson Agreement") which New Nelson Agreement superceded the Original Nelson Agreement. Thomas Nelson has commenced an action and injunction proceedings against us and our subsidiary Visual Bible, Inc. in the State of Tennessee concerning the New Nelson Agreement. The central allegations made by Thomas Nelson is that the film The Gospel of John is subject to the New Nelson Agreement. At the suggestion of the Court, we and Thomas Nelson have been engaged in settlement negotiations. The Court has been notified of these ongoing negotiations and is not expected to issue a ruling pending the results of said settlement negotiations.

     We have entered into a distribution agreement relating to the Gospel of John with ThinkFilm LLC for the United States and Canada. We have terminated our distribution agreement with Cinemavault Releasing, Inc. for distribution outside the United States and Canada, and we have entered into an agreement with Global Cinema Group LLC and Mr. Peter Elson whereby such parties will serve as our exclusive sale agent for The Gospel of John outside the United States and Canada.

     We entered into a fulfillment services agreement (the "Fulfillment Services Agreement") dated as of January 9, 2004 with Deluxe Laboratories, Inc. ("Deluxe Labs") pursuant to which Deluxe Labs is to provide us and we are required to purchase exclusively from Deluxe Labs, all of our United States and Canadian requirements for the fulfillment of DVD and VHS sets and other material provided to Deluxe Labs by or on behalf of us in connection with the fulfillment of direct response sales and the development of an on-line inventory management system. The term of the Fulfillment Services Agreement runs until January 9, 2007.

     We hope to pursue additional strategic relationships with the United Bible Societies, and others, which, if concluded, would facilitate the mass distribution of our products on a global basis, and we hope to become involved in television exploitation of The Gospel of John.

     We continue to seek to become the pre-eminent provider of visual and audio religious products.

     We intend to expand our product line to include production of many additional books of the Bible and to market our core products and those ancillary products and services that we may develop. We hope be able to deliver our products to the world's population.

     We believe that as a result of our existing management, our advisory committee and our consulting relationships we will have the professional resources necessary to enable us to accomplish these objectives, and that we will be able to attract sufficient amounts of investment capital including, but not limited to, equity financing and debt based production financing.

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

     We intend to retain control of the initial release "window" for each of our film productions for direct marketing purposes which we intend to manage and control. We expect to establish a direct marketing pre-release for each of our productions. We also, anticipate, that as part of our marketing philosophy we will utilize a select number of the more than 500 radio stations that serve the North American Christian market, Christian publications and Christian organizations.

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

     Based upon our exclusive license we believe that others are unable to recreate our video products exactly in the versions we utilize. We recognize, however, that others presently do and may in the future create products and services that are directly competitive with our products. In general, the business in which we engage is intensely competitive. Accordingly, we recognize that substantially all of our existing competitors have longer operating histories, greater name recognition, substantially larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors may be able to undertake more extensive marketing campaigns for their products, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers than us. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers.
 However, due to our exclusive license agreement, we expect that for so long as that agreement remains in effect any potential customer specifically seeking video recreations of the versions of the Bible produced by us may purchase our product. Since most, if not all, of the products that we expect to offer and sell will be proprietary to us, we remain confident that the unique character of our products will permit us to manage the competition that we anticipate we will experience.

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

     We have 10 full time employees, inclusive of our executive officers and 2 part time employees. We also rely upon services provided to us by our consultants. Our plans regarding the hiring of additional employees is dependant upon the continued development of our business and our financial position, existing from time to time.


Additional Cautionary Statements

Limited Operating History

     We began consolidated operations in the fourth quarter of 2000, and we reorganized the Company during the first quarter of 2001 and again during the third quarter 2002. We will require substantial additional capital to continue and expand our operations. We may not receive enough operating revenues from our current operations to sustain our activities and unless we are able to obtain substantial additional equity capital or financing we may be forced to cease our business operations. We have used forecasts of potential sales of our existing products, on which to estimate the amount of revenues that our operations could generate. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next twelve months are reasonable, we can not assure you of the accuracy of such estimates. We have no basis, other than the opinion of current management, on which to base our estimates the amount of revenues that our operations may generate or our operating or other expenses. We, likewise, cannot assure you that our business strategy will be successful or that we will successfully address our existing difficulties. If we do not address adequately any of these difficulties, our business would likely suffer.

Other Business Risks

     Our business prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in the film production and distribution business. Such risks include, without limitation, our ability to successfully negotiate and conclude each of the components necessary to undertake film production for any of the books of the Bible we elect to film; our ability to establish, maintain and increase our customer base; our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; our ability to effectively manage rapidly expanding operations; our ability to develop traditional and electronic commerce channels of distribution; our ability to efficiently provide service to customers; our ability to control production delays; our ability to manage the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; our ability to meet competition, including but not limited to the introduction and development of different or more extensive services by direct and indirect competitors, particularly in light of the fact that we anticipate that substantially all of such competitors will be much larger and have greater financial, technical and marketing resources than do we; our ability to manage reductions in prices of our products and services as a result of competition or otherwise; our ability to understand and undertake our operations in accordance with governmental regulation; and general economic conditions. To address these risks, we must, among other things, establish, maintain and increase our customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our products and services, improve and provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital. We recently concluded certain agreements (collectively, the "Forbearance Agreements") with, among others, the holders of our Unit A and Unit B Debentures. If we are unable to adhere to the terms and conditions of such Forbearance Agreements we expect that such parties will exercise their rights thereunder, including the right to enforce the security interests in our assets.
 If that were to occur we would be forced to cease our business operations. We are dependent upon our existing accounts receivable and the receipt of proceeds from existing orders in order to meet our obligations under Forbearance Agreements. We can provide no assurance that the amounts collected by us will be adequate to meet our obligations under the Forbearance Agreements.

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. In order to commence production of additional film adaptations of any additional Book of the Bible, we will require substantial additional capital. We are uncertain of our ability to obtain additional financing, or if such financing were to be made available, we are not sure that the terms will be favorable to us. If adequate funds are not available or not available on acceptable terms, we will not be able to fund our operations or any expansion, nor will we be able to promote our products and services, develop new products or services, enhance our existing products and services or respond to competitive pressures. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

No Assurance of Profitability; Anticipated Losses

     We anticipate that we may incur net losses for the foreseeable future with respect to our products. The extent of these losses will be dependent, in part, on the amount and rates of growth of our net revenue from production and distribution of our existing and new products. If we are able to commence additional filming, we anticipate that our operating expenses would increase significantly, especially in the areas of production expenses, sales and marketing, and, as a result, we will need to generate substantial additional revenues if profitability is to be achieved. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability.

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

No Ability To Determine Market

     We cannot be certain that customer response to our products will be sufficiently large to permit the us to justify development of new products. Because our operations are dependent upon our ability to produce and market our products and other services on attractive terms, if we are unable to continuously do so, our business and financial prospects will be materially adversely affected.

Dependence on Key Personnel

     Our performance is substantially dependent on the performance of our key personnel and consultants. We do not have any "key person" life insurance policies on any of our officers. The loss of the services of any of our officers, consultants or key employees could be expected to have a material adverse effect on our business, the results of our operations and our financial condition. Competition for senior management, film production personnel, actors, musicians and other performance personnel, experienced sales and marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.


Intense Competition

     We believe that as a result of our exclusive license and those additional exclusive licenses that we intend to obtain, we will not have any direct competition for our specific video and other products that we develop under such exclusive licenses. In general, however, our protection only relates to those particular versions of the Book of the Bible that are under our existing license agreement and numerous alternatives are available to our potential customers. Accordingly, our present and proposed business is intensely competitive. Substantially all of our existing and potential competitors have longer operating histories, greater name recognition, substantial greater customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their products, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect upon our business, results of operations and financial condition.

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

Dependence on Intellectual Property Rights and Distribution Agreements

     Our entire plan of business operation is dependant upon our exclusive license from the American Bible Society which owns the right to the versions of the Bible that serve as the foundation for our products and services. We can provide no assurance that our license agreement will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative license, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition. Likewise, our plan of business operation is, generally, dependant upon distribution of our products by parties other then us. We can provide no assurance that our existing distribution agreement will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative distribution agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition.

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

Control by Group of Stockholders

     A related group of our stockholders owns, beneficially or otherwise, more than a majority of our outstanding common stock. As a result, this group of stockholders could possess significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any one of which could have a material adverse effect on the market price of our common stock. Likewise, such group of stockholders is in the position, subject to applicable law, to amend our articles of incorporation for numerous purposes, including but not limited to the creation of additional classes of stock with such price, rights, preferences, privileges and restrictions, including voting rights, as may be determined by the Board of Directors, and to control our management through designation of members of the Board of Directors or otherwise.


Item 2.   Description of Property.

     Our registered corporate office is located at 5100 Town Center Circle, Suite 430, Boca Raton, Florida 33486 and our telephone number at that office is (561) 361-9326. We do not pay rent for the use of the facilities in Florida. All of our ongoing business operations occur from Toronto, Canada. We presently occupy approximately 6,000 square feet of space pursuant to our Sub Tenancy Agreement with Capital Partners, a company controlled by Steven
Small, one of our prior directors, for a $9 per square foot rent plus common area maintenance. We entered into an additional lease with Capital Partners for occupancy of an additional suite at a rental of approximately $2,000 per month and we have entered into a lease for storage space at a rental of approximately $6,000 per month.

Item 3.   Legal Proceedings.

     The legal proceedings filed with the Circuit Court for Davidson County, Tennessee by a David Seibert, a former employee, against us have been settled. The terms of settlement require us to have made 3 payments of $20,000 each over the period January 2003 to March 2004. All such amounts have been paid by us.

     The legal proceedings filed with the Circuit Court for Palm Beach County, Florida by First Property Holdings, Limited, against us on February 8, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note are still pending. The plaintiff is seeking $150,000 plus prejudgment interest, attorney fees and costs of the litigation.

     The legal proceedings filed with the Federal Court of Canada
(Trial Division) by us against CVC Management Ltd, carrying on business as Crown Video are still pending.

     The legal proceedings filed with the Ontario Superior Court of Justice by Cinram International Inc. against us, were settled. The terms of settlement agreement, as amended, requires us to make payments in the amount of $201,000 over the period September 15, 2003 to July 15, 2004. As of this date, approximately $22,500 remains to be paid by us.

     The legal proceedings with the International Bible Society have been settled. Under the terms of the settlement, we have relinquished the right to sell our prior productions of the books of Matthew and Acts.

     We instituted legal proceedings against Cinemavault Releasing Inc. on March 26, 2004 in the Ontario Superior Court of Justice for damages and injunctive relief in connection with the breach of a distribution agreement by Cinemavault and for the return of certain elements of our film, The Gospel of John improperly obtained from the film production laboratory, Deluxe Toronto Ltd. "Deluxe"). On March 26, 2004, an interim order was obtained restraining distribution and further use by Cinemavault.
     Legal proceedings were instituted against us by Thomas Nelson Publishing on December 30, 2003 in the Chancery Court for Davidson County, Tennessee. On our motion, the action was moved to the United States District Court for the Middle District of Tennessee. The central allegations made by Thomas Nelson is that our film The Gospel of John is subject to the distribution agreement between our subsidiary Visual Bible, Inc. and Thomas Nelson. Thomas Nelson is seeking an injunction to restrain us from distributing The Gospel of John in area in which Thomas Nelson claims they have distribution rights. At the suggestion of the Court, the parties have been engaged in settlement negotiations. The Court has been notified of these ongoing negotiations and is not expected to issue a ruling pending the results of the settlement negotiations.

     A claim has been asserted by Steven Small, our former chairman of our Board of Directors, against in connection with our removal of Dr. Small as chairman and termination of his consulting agreement. Dr. Small is demanding payment of approximately $345,000 on account of amounts Dr. Small alleges as are owed to him under his consulting agreement. Pursuant to the terms of the consulting agreement, the matter is proceeding to arbitration which is scheduled to commence on June 17, 2004.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable


                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our Common Stock is currently quoted on the over-the-counter bulletin board (the "OTCBB") under the symbol "VBIB".

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

     The following table set forth below lists the range of high and low bids for our Common Stock for each fiscal quarter for the last two fiscal years as reported by OTCBB. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       Bids for Common Stock as Reported by NASD Bulletin Board

                                         High           Low

Period Ended December 31, 2002

First Quarter                                $2.40          $2.50

Second Quarter                               $2.21          $2.21

Third Quarter                                $1.65          $1.26

Fourth Quarter                               $1.01          $1.01

Period Ended December 31, 2003

First Quarter                                $1.40          $1.35

Second Quarter                               $1.70          $1.30

Third Quarter                                $1.60          $1.30

Fourth Quarter                               $1.65          $1.45


     As of April 30, 2004, the average of the closing bid and asked price for our Common Stock as reported by the OTCBB was $0.50. As of April 30, 2004, we had approximately 1150 shareholders of record.

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

     Commencing on December 24, 2002, and as a result of the A Unit Conversions (as described below) we sold 6,533,645 units (the "A Units") to eight purchasers thereof for aggregate consideration of $6,533,645. Each A Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (the "A Unit Debenture"), 1.22 shares of our common stock and .555 warrants (the "A Unit Warrants"). Repayment of the Debentures is secured by a Security Agreement (the "Security Agreement") encumbering all of our assets. Initially, each holder of the A Unit Debentures was entitled to an initial royalty per DVD Unit sold to United States and Canadian Sources (the "Initial Royalty"), in a variable amount of not less than $.40 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain additional advances (the "Initial Additional Advances") made by the holders of the A Unit Debentures remain outstanding and to a second royalty per DVD Unit sold to United States and Canadian Sources (the "Second Royalty"), in a variable amount of not less than $.50 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain advances in addition to the Initial Additional Advances (the "Second Additional Advances") made by the holders of the A Unit Debentures remain outstanding. Each purchaser of an A Unit is entitled to certain registration rights pursuant to a registration rights agreement (the "Registration Rights Agreement") and certain other rights relating to board appointments and rights as to future financing pursuant to an investor rights agreement (the "Investor Rights Agreement").
Each A Unit Warrant entitled the holder, subject to the satisfaction of the conditions to exercise set forth in the A Unit Warrant, to purchase, on or prior to 5:00 p.m., New York City time, on December 23, 2006 (the "Warrant Expiration Date") one share of our common stock, subject to adjustment as provided in the A Unit Warrant, at the A Unit Warrant Exercise Price (as defined below) then in effect.
 The A Unit Warrant Exercise Price per share of common stock was determined as follows:

     if the applicable A Unit Warrant is exercised at any time on or prior to December 31, 2004, the A Unit Warrant Exercise Price per share of common stock was $1.00;

     if the applicable A Unit Warrant was exercised after December 31, 2004 but on or prior to June 30, 2005, the A Unit Warrant
Exercise Price per share of common stock was $1.25;

     if the applicable A Unit Warrant was exercised after June 30, 2005 but on or prior to December 31, 2005, the A Unit Warrant
Exercise Price per share of common stock was $1.50;

     if the applicable A Unit Warrant was exercised after December 31, 2005 but on or prior to June 30, 2006, the A Unit Warrant
Exercise Price per share of common stock was $1.75; and

     if the applicable A Unit Warrant was exercised after June 30, 2006, the A Unit Warrant Exercise Price per share of common stock was $2.00.

     Pursuant to the provisions of the Second Forbearance Agreement (as hereinafter described), the holders of our A Unit Debentures have agreed to forbear a portion of their entitlements under such A Unit Debentures. The amount of such forbearance is dependent on a number of factors as described in the Second Forbearance Agreement, including the nature of the sale, the selling price, the sales volume and, in some cases, the party to which such sale is made. Upon the earlier of July 31, 2004 or the occurrence of an Event of Default (as defined in the Second Forbearance Agreement) the holders of our A Unit Debentures will be entitled to receive one hundred percent (100%) of the amounts that are required to be paid to them in accordance with the A Unit Debentures, including the amounts forborne. The Second Forbearance Agreement also amends the A Unit Warrants, the effect of which is to extend the existing terms of such warrants by two (2) additional years from their current date of expiration and to fix the exercise price for the shares of our common stock that underlie such warrants at $1.00 per share. The Second Forbearance Agreement further provides that all amounts paid or to be paid to the holders of our A Unit Debentures are to be applied first, to accrued but unpaid interest under the A Unit Debentures and, second, to the original principal amounts due under the A Unit Debentures.

     We claimed exemption from the registration provisions of the Act with respect to the issuance of the Units pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the A Debentures, the shares of our common stock and the A Warrants which comprise the A Units, the purchasers thereof made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that the purchasers thereof had knowledge and experience in financial matters such that the purchasers were capable of evaluating the merits and risks of acquisition of the A Units. All of the A Debentures, the certificates representing the common stock and the A Warrants issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

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

     On March 13, 2003, we entered into an agreement with Elly Herbert Reisman (one of our directors) to provide a guaranty ("Guaranty") as required under the terms of our film financing credit facility for the production of the Gospel of John (the "Guaranty Agreement"). Pursuant to the Guaranty Agreement, we are required to issue 100,000 shares of our common stock to Elly Herbert Reisman in exchange for the provision of the Guaranty for a period of 45 days and, we are required to provide 25,000 shares of our common stock to Elly Herbert Reisman for each period of thirty (30) days that the Guaranty remains outstanding after the initial 45 day period. As a result, we expect to issue 325,000 shares of our common stock to Elly Herbert Reisman on account of the foregoing on or before May 30, 2004. Under the Guaranty Agreement, if the guarantor is required to make any payment then we are obligated to pay the guarantor a royalty per DVD Unit sold to United States and Canadian Sources in an amount equal to $3.00 per DVD Unit for the first 300,000 DVD Units sold and $2.00 for the next 305,000 DVD Unit sold. After the sale of 605,000 DVD Units and the payment of the Guaranty Royalty our obligation to pay such royalty to the guarantor shall terminate, provided, however, to the extent that any payment made by the guarantor under the Guaranty Agreement is repaid to the guarantor by us or others on our behalf, the royalty payable shall be reduced as described in the Guaranty Agreement. There will be no commissions or discounts associated with the issuance of the common stock. We will claim an exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the common stock, Elly Herbert Reisman will have made an informed investment decision based upon negotiation with us and was provided with access to material information regarding us. We believe that Elly Herbert Reisman will have had knowledge and experience in financial matters such that Elly Herbert Reisman will be capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     On August 28, 2003, we sold 8,500,000 units (the "B Units") to ten purchasers thereof for aggregate consideration of $8,500,000. Each B Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (each, a "B Unit Debenture"), 1.5 shares of our common stock (each, a "B Unit Share"), 0.75 warrants (each, a "B Unit Warrant") to purchase shares of our common stock; and (iv) certain pro rata royalty payments (the "B Unit Royalties"). Repayment of the B Unit Debentures is secured by our assets and the assets of our subsidiaries, Visual Bible (Canada), Inc. and The Book of John, Inc. The B Unit security interest is junior, inferior and subordinate to each and every security interest as to the secured assets existing as of August 28, 2003. All outstanding principal and any accrued and unpaid interest under the B Unit Debentures is due and payable in full on October 15, 2005. In connection with the B Unit Offering the Company issued 12,750,000 shares of its common stock and B Unit Warrants entitling the holders thereof to purchase 6,375,000 shares of the Company's common stock. Each purchaser of a B Unit is entitled to certain registration rights in connection with the B Unit Shares and the shares of common stock that underlie the B Unit Warrants pursuant to a registration rights agreement (the "B Unit Registration Rights Agreement").

     The exercise price under the B Units Warrants was as follows:
(i) if the B Unit Warrant is exercised at any time on or prior to December 31, 2005, the Exercise Price was $1.00 per share; (ii) if the B Unit Warrant is exercised after December 31, 2005, but on or prior to June 30, 2006, the Exercise Price was $1.25 per share;
(iii) if the B Unit Warrant is exercised after June 30, 2006, but on or prior to December 31, 2006, the Exercise Price was $1.50 per B share; (iv) if the B Unit Warrant is exercised after December 31, 2006, but on or prior to June 30, 2007, the Exercise Price was $1.75 per share; and (v) if the B Unit Warrant is exercised after June 30, 2007, but on or prior to December 31, 2007, the Exercise Price was $2.00 per share.

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

     Pursuant to the provisions of the Second Forbearance Agreement (as hereinafter described), the holders of our B Unit Debentures have agreed to forbear a portion of their entitlements under such B Unit Debentures. The amount of such forbearance is dependent on a number of factors as described in the Second Forbearance Agreement, including the nature of the sale, the selling price, the sales volume and, in some cases, the party to which such sale is made. Upon the earlier of July 31, 2004 or the occurrence of an Event of Default (as defined in the Second Forbearance Agreement) the holders of our B Unit Debentures will be entitled to receive one hundred percent (100%) of the amounts that are required to be paid to them in accordance with the B Unit Debentures, including the amounts forborne. The Second Forbearance Agreement also amends the B Unit Warrants, the effect of which is to extend the existing terms of such warrants by two (2) additional years from their current date of expiration and to fix the exercise price for the shares of our common stock that underlie such warrants at $1.00 per share. The Second Forbearance Agreement further provides that all amounts paid or to be paid to the holders of our B Unit Debentures are to be applied first, to accrued but unpaid interest under the B Unit Debentures and, second, to the original principal amounts due under the B Unit Debentures.

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

     On October 7, 2003, we converted (the "A Unit Conversions")
$1,033,645 of our outstanding debt into A Units.

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

     In connection with the First Forbearance Agreement and the Second Forbearance Agreement, we expect to (i) issue an aggregate of 15,033,645 shares of our common stock to the A Unit Debenture holders and to the B Unit Debenture holders; (ii) to issue an aggregate of 1,471,107 shares of our common stock to Lang Michener, LLP, Edward H. Gilbert, P.A., Goodmans, LLP, Deluxe Laboratories and JBM Entertainment(those creditors identified in section 7.1(n)(ii) of the Second Forbearance Agreement)as required by section 7.1(n)(i)(A) of the Second Forbearance Agreement; and (iii) to issue 1,500,000 shares of our common stock to JBM in connection with the termination of the JBM agreement.

     We are in the process of concluding an offering of up to 800,000 shares of our common stock to approximately 10 accredited investors at an offering price of $.50 per share (the "Current Offering"). There are no commissions or discounts associated with the Current Offering. We expect to claim exemption from the registration provisions of the Act with respect to the common stock issued as part of the Current Offering pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, the purchasers thereof will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We expect that each such purchaser will have knowledge and experience in financial matters such that such purchaser will be capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued as part of the Current Offering will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

Item 6.   Management's Discussion and Analysis.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

     We are a global, faith-based media company that has secured the exclusive visual and digital rights to popular versions of the Bible. We have produced and released in the fall of 1993 the word-for-word film adaptation of The Gospel of John.

     Our primary strengths are our intellectual property rights to the visual representation of popular versions of the Bible, our creative constituents and our sales and distribution networks. The Bible remains the largest selling book of all-time and Bible sales are driven by Bible translations. From the American Bible Society we have secured the exclusive worldwide rights to develop, produce and market film adaptations on a word-for-word basis in the English language from the American Bible Society's Good News Translation Bible and Contemporary English Version, including both Books of the Old and New Testaments. We also could have access, as negotiated, to non-English translations of the Bible from the United Bible Societies and their affiliates. The Good News Translation Bible represents a significant portion of US Bible Sales and has sold approximately 140 million Bibles worldwide. The Latin American Spanish translation of The Gospel of John has been licensed to us. The US Latino population is in excess of 35 million.

     Although, based upon our exclusive license we believe that others are unable to recreate our video products exactly in the versions we utilize, we recognize that others presently do and may in the future create products and services that are directly competitive with our products. There are a myriad of products and services offered by numerous individuals, for profit companies and non profit companies and organizations targeted toward our customers and potential customers. However, due to our exclusive license agreement, we believe that for so long as this agreement remains in effect any potential customer specifically seeking video recreations of the versions of the Bible produced by us under our license agreement would be required to purchase our product.

     We intend to utilize our intellectual property rights as the basis to build a global distribution system for faith-based, audio visual products. Past distribution of such products has been primarily focused on the traditional Christian marketplace. We believe the opportunity continues to exist to take our products into the mainstream domestic marketplace and simultaneously into the much larger global marketplace where, we believe, the potential for sales is very significant.

     We recently began our retail and rental sales program for the DVD/Video units of The Gospel of John. We are continuing with these sales are we plan to expand our distribution network with additional marketing initiatives. We recently completed our first major sale to a ministry organization and we hope to increase revenues from this form of marketing.

Results of Operations

Fiscal 2003 Compared with Fiscal 2002

     Net sales in fiscal 2003 totaled $2,285,000, an increase of 196% from sales of $773,000 in fiscal 2002 and this is a result of the commencement of marketing for The Gospel of John in the fall of 2003.

     Gross profit of $1,392,000 is higher in fiscal 2003 compared to $515,000 in 2002 by $877,000 or 170%. This increase is due to commencement of The Gospel of John marketing in the 2003 fourth quarter. The 2002 cost of goods sold total includes an amount of approximately $150,000 that should have been charged in the previous year.

     During, 2003, the Company issued 19,818,000 shares of its common stock relating to the Series "A" and "B" debentures whereas in 2002, approximately 17,460,000 shares were issued related to services rendered resulting in an expense totaling $888,000. The expense recorded reflected the fair value of our common stock at the date of issuance.

     Selling, general and administrative costs of $3,700,000 for the year ended 2003 were 43% higher than the previous year's $2,586,000. During the year ended December 31 2003, we increased the size of our operations to accommodate the production and marketing activities. At December 31, 2003, we had 18 full-time and part time personnel. Included in selling, general and administrative expenses for the year ended December 31, 2003, are approximately the following costs: consulting fees: $572,000; and professional fees: approximately $1,295,690. The Company was able to settle certain liabilities incurred in previous years and recorded a gain on settlement of $226,000.

Fiscal 2002 Compared with Fiscal 2001

     Net sales in fiscal 2002 totaled $773,000, a decrease of
$551,000 from sales of $1,324,000   in fiscal 2001.  This reduction
of sales is difficult to analyze due to changes in reporting of sales related to the new distribution agreements during 2001. For example, the new distribution agreements provide for royalty payments and, therefore, have no associated cost of goods sold. In prior years, sales were recorded on a gross basis in accordance with the distribution agreements in place at the time. Because of these differences, we believe the gross profit totals provide the best measure for comparative purposes for 2002 and 2001. Gross profit was lower in fiscal 2002 compared to 2001 by $719,000 or 140%. This decrease is due to the lack of new product available for sale.

     During 2001, we issued approximately 53,386,000 shares of our common stock related to loans made to us and to our employees and consultants. In connection with those transactions, we recorded an expense totaling $13,290,000 associated with the fair value of our common stock at the date of issuance.

     During June of 2001, we indefinitely suspended the film production commenced by former management and, accordingly, wrote off the remaining capitalized costs, which totaled approximately
$3,525,000.

     It is difficult to compare selling, general and administrative expenses between the years of 2002 and 2001. During the year ended December 31 2002, we were in a stage of reorganization and reduced the scale of our activities and moved our operations offices from Nashville, Tennessee to Toronto, Ontario.

Liquidity and Capital Resources

     At December 31, 2003, we had $2,205,000 in cash and cash equivalents and a working capital deficit of $9,017,000. The primary sources of liquidity to meet our obligations during the year ended December 31, 2003 were provided by a $14,317,000 received by the Company from the sale of the Series "A" and "B" debentures.

     Net cash used in operating activities for the year ended
December 31, 2003 resulted in a deficit in the amount of $16,477,937. In addition to the company's net loss of $11,020,000, film cost increased by a gross amount of $8,849,000 during the year and these amounts were financed principally by the issue of debentures.

     For fiscal year 2004, we anticipate cash needs of approximately $6,250,000, consisting of approximately $750,000 for marketing of The Gospel of John, approximately $2,000,000 relating to operations, approximately $3,500,000 earmarked for reduction of liabilities and exclusive of payments of interest and principal relating to the debentures, which is subject to a Forbearance Agreement until July 31, 2004. We expect these cash needs to be funded by our collection of accounts receivable principally arising from sales of DVD/VHS units of The Gospel of John and the sale of common shares. Without the collection of such accounts receivables, our revenue from operations will not be sufficient to sustain our current working capital obligations and requirements.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.



Item 7.   Financial Statements.

                    INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants       F-1

Consolidated Balance Sheets                    F-2

Consolidated Statements of Operations          F-3

Consolidated Statements of Changes in
Stockholders' Equity (Deficit)                 F-4

Statements of Cash Flows                       F-5

Notes to Financial Statements                  F-6

                     INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Visual Bible International, Inc. and
  Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Visual Bible International, Inc. and its Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Bible International, Inc. and its Subsidiaries as of December 31 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations during 2003, 2002 and 2001 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SAMUEL KLEIN AND COMPANY


Newark, New Jersey
May 22, 2004

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                     December 31,  December 31,
                                     2003          2002

Assets

Current Assets:

Cash and cash equivalents                $2,204,949      $946,462

Cash escrow                                       -       166,817

Accounts receivable, net                     36,039        71,111

Inventories                                 265,358       318,542

Canadian film tax credits receivable
                                          1,200,000             -


Prepaids and other current assets           392,707       126,257

                                         ----------    ----------

  Total Current Assets                    4,099,063     1,629,189



Film Cost, Production in Process:

Production Costs Gospel of John,
net of amortization of $574,058          10,850,653     2,002,335

Pre-production Costs Gospel of Mark         185,000             -

Property and Equipment, net
                                            206,661        16,378

Intangible Assets, net                            -       300,112

                                         ----------    ----------


  Total Assets                          $15,341,377    $3,948,014

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

 Current portion of notes payable          $325,000      $225,000

 Bank film production loan payable        2,490,848             -

 Other film production loans              1,026,585             -

 Accounts payable and accrued
 expenses                                 6,781,491     4,192,077

 Accrued Interest Payable                 1,102,046             -

 Deferred Revenue                           708,293       789,471


 Due to related parties                     681,882       781,882

                                         ----------    ----------

 Total Current Liabilities               13,116,145     5,988,430

                                         ----------    ----------

 Debentures Payable

     Series A                             6,533,646       750,000

     Series B                             8,500,000             -

                                         ----------    ----------

 Total Debentures Payable                15,033,646       750,000

                                         ----------    ----------

Total Liabilities                       $28,149,791    $6,738,430

                                         ==========    ==========

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000
authorized, par value $.001,
1,556,728 series B issued and
outstanding at September 30, 2003
and December 31, 2002                         1,557        1,557

Common stock, 300,000,000
authorized $.001 par value,
60,695,938 and 40,878,324 issued
and outstanding at December 31,
2003 and 2002 respectively                   60,696        40,878

Additional paid-in capital               36,393,525    34,271,280

Unamortized finance costs on
debentures payable                      (1,249,364)     (112,462)

Receivables from stockholders             (427,060)     (427,060)

Accumulated foreign currency
translations                                      -         3,650

Retained earnings (deficit)            (47,587,768)  (36,568,259)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                            (12,808,414)   (2,790,416)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $15,341,377    $3,948,014

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS


                    For the Year    For the Year   For the Year
                    Ended              Ended          Ended
                    December 31,   December 31,   December 31,
                    2003           2002           2001

Sales:

Product Sales -
IBS distributor     $62,154               $598,716       $998,263

Product Sales -
IBS direct          26,730                 174,679        325,277

Product sales -
Gospel of John      2,196,319                    -              -

                    ----------          ----------     ----------

  Total Sales       2,285,203              773,395      1,323,540



Cost of Goods Sold  892,830                258,262         89,663

                    ----------          ----------     ----------

Gross Profit        1,392,373              515,133      1,233,877

                    ----------          ----------     ----------

Costs and Expenses:

Selling, general
and administrative  3,700,362            2,586,025      5,133,378

Amortization
expense             158,883                      -              -

Advertising and
marketing expense   6,037,100                    -              -

Royalty expense     117,183                153,779        271,817

Settlement expense  -                            -      1,350,000

Interest expense    1,197,173                    -              -

Costs relating to
stock issued for
imputed interest
expense and
general and
administrative
expenses            1,005,161              888,000     13,290,080

Bad debt expense    6,784                        -              -

Write-off of
production costs    -                            -      3,528,295

Write-down of
intangibles         141,229                300,000              -

Write-down of
inventories         296,097                 75,000              -

                    ----------          ----------     ----------

                    12,659,972           4,002,804     23,570,570

                    ----------          ----------      ---------

Gains on
Settlement of
Liabilities         225,729              2,332,040              -

                    ----------          ----------     ----------

Loss from
Operations          (11,041,870)       (1,155,631)   (22,336,693)



Other Income:

Interest Income     22,361                  17,275          3,351

                    -----------         ----------    -----------

Net Income (Loss)
before Income Taxes
                    (11,019,509)       (1,138,356)   (22,333,342)

                    -----------         ----------     ----------

Provision (Credit)
for Income Taxes    -                           -              -

                    -----------         ----------     ----------

Net Loss            $(11,019,509)     $(1,138,356)  $(22,333,342)

                    ===========         ==========     ==========

Loss per Share:


Basic and diluted
income (loss) per
share               $(0.22)                $(0.04)       $(16.14)

                    ==========          ==========     ==========



Weighted average
basic and diluted
common shares
outstanding         50,265,518          28,308,220      1,383,675

                    ===========         ==========     ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                    Preferred
                                    Stock $0.001
                                    Par Value

                     Shares         Amount        Additional
                                                  Paid in
                                                  Capital

Balance January 1,
2001                 -              $-            $-

Issuance of common
stock in connection
with Private
Placement Offering
III                  -              -             -

Issuance of common
stock in connection
with forgiveness of
debt                 -              -             -


Issuance of common
stock as additional
loan compensation    -              -             -

Issuance of common
stock to employees
and consultants      -              -             -

Issuance of common
stock to
registration rights
holders              -              -             -

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances, December
31, 2001             -              -             -

Issuance of common
stock in connection
with private
placement III        -              -             -

Stock issued in
exchange of debt     1,556,728      1,557         4,111,850

Issuance of common
stock pursuant to
finder's and
consulting
agreement and
entitled parties     -              -             -
agreement

Common stock issued
in connection with
services rendered

Common stock issued
in settlement of
accounts payable     -              -             -

Receivables from
stockholders         -              -             -

Common stock issued
to A debenture
holders as
additional
consideration        -              -             -

Costs related to
equity and debt
financings           -              -             -

Foreign currency
translation
adjustment           -              -             -

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances, December
31, 2002             1,556,728      1,557         4,111,850

Common stock issued
to A debenture
holders as
additional
consideration        -              -             -

Common stock issued
to B debenture
holders as
additional
consideration        -              -             -

Foreign currency
translation
adjustment           -              -             -

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances December
31, 2003             1,556,728      $1,557        $4,111,850

                     ==========     ==========    ==========





                                    Common Stock
                                    $0.001 Par
                                    Value

                     Shares         Amount        Additional
                                                  Paid in
                                                  Capital

Balance January 1,
2001                 390,695        $391          $9,117,125

Issuance of common
stock in connection
with Private
Placement Offering
III                  40,000         40            284,960

Issuance of common
stock in connection
with forgiveness of
debt                 83,333         83            1,994,417

Issuance of common
stock as additional
loan compensation    1,308,333      1,308         9,811,192

Issuance of common
stock to employees
and consultants      420,000        420           3,149,580

Issuance of common
stock to
registration rights
holders              52,215         52            327,528

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances, December
31, 2001             2,293,576      2,294         24,684,802

Issuance of common
stock in connection
with private
placement III        9,020,000      9,020         4,083,969

Stock issued in
exchange of debt     10,000,000     10,000        490,000

Issuance of common
stock pursuant to
finder's and
consulting
agreement and
entitled parties     17,460,000     17,460        855,540
agreement

Common stock issued
in connection with
services rendered    300,000        300           14,700

Common stock issued
in settlement of
accounts payable     880,000        888           38,237

Receivables from
stockholders         -              -             -

Common stock issued
to A debenture
holders as
additional
consideration        916,500        916           111,546

Costs related to
equity and debt
financings           -              -             (119,454)

Foreign currency
translation
adjustment           -              -             -

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances, December
31, 2002             40,878,324     40,878        30,159,340

Common stock issued
to A debenture
holders as
additional
consideration        7,067,614      7,068         859,995

Common stock issued
to B debenture
holders as
additional
consideration        12,500,000     12,500        1,262,250

Foreign currency
translation
adjustment           -              -             -

Net loss for the
year                 -              -             -

                     ----------     ----------    ----------

Balances December
31, 2003             60,695,938     $60,696       $32,281,585

                     ==========     ==========    ==========







                     Retained       Unamortized   Total
                     Earning        Finance Costs Shareholders
                     (Deficit)                    Equity
                                                  (Deficit)

Balance January 1,
2001                 $(13,096,561)  $-            $(4,396,015)

Issuance of common
stock in connection
with Private
Placement Offering
III                  -              -             285,000

Issuance of common
stock in connection
with forgiveness of
debt                 -              -             1,994,500

Issuance of common
stock as additional
loan compensation    -              -             9,812,500

Issuance of common
stock to employees
and consultants      -              -             3,150,000

Issuance of common
stock to
registration rights
holders              -              -             327,580

Net loss for the
year                 (22,333,342)   -             (22,333,342)

                     ------------   -----------   -----------

Balances, December
31, 2001             (35,429,903)   -             (11,159,177)

Issuance of common
stock in connection
with private
placement III        -              -             4,092,989

Stock issued in
exchange of debt     -              -             4,613,407

Issuance of common
stock pursuant to
finder's and
consulting
agreement and
entitled parties
agreement            -              -             873,000

Common stock issued
in connection with
services rendered    -              -             15,000

Common stock issued
in settlement of
accounts payable     -              -             39,125

Receivables from
stockholders         -              -             (10,000)

Common stock issued
to A debenture
holders as
additional
consideration        -              (112,462)     -

Costs related to
equity and debt
financings           -              -             (119,454)

Foreign currency
translation

adjustment           -              -             3,650

Net loss for the
year                 (1,138,356)    -             (1,138,356)

                     ----------     ----------    ----------

Balances, December
31, 2002             (1,138,356)    -             (2,790,416)

Common stock issued
to A debenture
holders as
additional
consideration        -              (867,063)     -

Common stock issued
to B debenture
holders as
additional
consideration        -              (1,275,000)   -

Foreign currency
translation
adjustment           -              -             (3,650)

Net loss for the
year                 (11,019,509)   1,005,161     (10,014,414)

                     -----------    -----------   -----------

Balances December
31, 2003             $(47,587,768)  $(1,249,365)  $(12,808,414)

                     ==========     ==========    ==========





                                    Foreign       Receivables
                                    Currency      from
                                    Translation   Stockholders

Balance January 1,
2001                                $-            $(417,060)

Issuance of common
stock in connection
with Private
Placement Offering
III                                 -             -

Issuance of common
stock in connection
with forgiveness of
debt                                -             -

Issuance of common
stock as additional
loan compensation                   -             -

Issuance of common
stock to employees
and consultants                     -             -

Issuance of common
stock to
registration rights
holders                             -             -

Net loss for the
year                                -             -

                                    ----------    ----------

Balances, December
31, 2001                            -             (417,060)

Issuance of common
stock in connection
with private
placement III                       -             -

Stock issued in
exchange of debt

Issuance of common
stock pursuant to
finder's and
consulting
agreement and
entitled parties                    -             -
agreement

Common stock issued
in connection with
services rendered                   -

Common stock issued
in settlement of
accounts payable                    -             -

Receivables from
stockholders                        -             (10,000)

Common stock issued
to A debenture
holders as
additional
consideration                       -             -

Costs related to
equity and debt
financings                          -             -

Foreign currency
translation
adjustment                          3,650         -

Net loss for the
year                                -             -

                                    ----------    ----------

Balances, December
31, 2002                            3,650         (427,060)

Common stock issued
to A debenture
holders as
additional
consideration                       -             -

Common stock issued
to B debenture
holders as
additional
consideration                       -             -

Foreign currency
translation
adjustment                          (3,650)       -

Net loss for the
year                                -             -

                                    -----------   ----------

Balances December
31, 2003                            $3,650        $(427,060)

                                    ==========    ==========


____________________

The accompanying notes are an integral part of these consolidated financial statements.

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS



                    For the Year    For the Year   For the Year
                    Ended              Ended          Ended
                    December 31,   December 31,   December 31,
                    2003           2002           2001

Cash Flows from
Operating
Activities:

Net income (loss)   $(11,019,509)     $(1,138,356)  $(22,333,342)

Adjustments to
reconcile net
income (loss) to
net cash (used in)
provided by
operating
activities


Depreciation and
amortization        165,883                407,000        421,382

Gains on
settlements         (225,729)          (2,332,040)              -

Amortization of
finance costs on
debentures payable  1,005,161                    -              -

Write-down of film
costs to net
realizable value    -                            -      3,525,295

Bad debt expense    6,784                        -              -

Write down of
inventory           201,231                 75,000        762,678

Write down of
intangibles         141,229                300,000              -

Reserve for note
receivable          -                            -        285,514

Issuance of common
stock               -                            -     13,290,080

Change in
operating assets
and liabilities

Accounts receivable
                    28,288                (57,763)        (2,693)

Inventories         (242,913)              145,832    (1,272,661)

Canadian film tax
credits             (1,200,000)                  -              -

Due to/from
affiliate           -                            -      3,714,681

Film costs and
pre-production
costs               (9,033,318)        (2,002,335)      (740,942)

Prepaid expenses
and other current
assets              (266,460)             (69,671)          9,188

Accounts payable
and accrued
liabilities         2,910,009            1,075,169      2,721,412

Accrued interest
payable             1,102,046                    -              -

Deferred revenues   (81,178)              (34,165)        223,636

Other Assets        -                            -         73,303

                    ----------          ----------     ----------

Net cash (used in)
provided by
operating
activities          (16,508,476)       (3,631,329)        677,531



Cash flows from
investing
activities

Cash in escrow      166,817              (166,817)              -

Acquisition of
Property and
Equipment           (197,283)              (9,378)              -

                    ----------          ----------     ----------

Net cash used in
investing
activities          (30,466)             (176,195)              -

                    ----------         -----------     ----------

Cash flows from
financing
activities

Proceeds from
debenture financing
                    14,283,646             750,000              -

Proceeds from
issuance of common
stock               -                    4,092,989        285,000

Proceeds from bank
film production
financing           3,135,606             (35,233)    (1,173,720)

Proceeds from
other film
production
financing           1,252,035                    -              -

Repayments of bank
film production
financing           (644,758)                    -              -

Repayments of
other film
production
financing           (225,450)                    -              -

Costs associated
with debt and
equity financings   -                    (119,454)              -

Proceeds from note
payable financing   -                            -        209,778

Foreign currency
translation         (3,650)                  3,650              -


                    ----------          ----------     ----------

Net cash provided
by (used in)
financing
activities          17,797,429           4,691,952      (678,942)




Net (decrease)
increase in cash
and cash
equivalents         1,258,487              884,428        (1,411)

Cash and cash
equivalents,
beginning of year   946,462                 62,034         63,445

                    ----------          ----------     ----------

Cash and cash
equivalents, end
of year             $2,204,949            $946,462        $62,034

                    ==========          ==========     ==========

Supplemental
disclosure of cash
flow information

Interest paid
during the year     $342,852                    $-             $-

                    ==========          ==========     ==========

Income taxes paid
during the year     $-                          $-             $-

                    ==========          ==========     ==========

Supplemental
disclosure of
noncash investing
and financing
activities

Common stock used
for forgiveness of
debt                $-                          $-     $1,994,500

                    ===========         ==========     ==========

Common and
Preferred stock
issued on
conversion of debt  $-                  $4,652,532             $-

                    ==========          ==========     ==========

Common stock
issued for services
                    $-                     888,000             $-

                    ==========          ==========     ==========

Reclassification
of related party
payable to note
payable             $100,000                    $-             $-

                    ===========        ===========     ==========

Common stock
issued to
debenture holders
as additional
consideration       $2,142,063            $112,462             $-

                    ===========        ===========    ===========



___________________

The accompanying notes are an integral part of these consolidated financial statements.

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2003, 2002 AND 2001



1.  THE COMPANY

Visual Bible International, Inc. ("Visual Bible International", "VBII" or "the Company") is a global faith-based media company which has secured the exclusive visual and digital rights to popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts and a production of a word-for-word film adaptation of the Gospel of John which was released during September 2003.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers or upon receipt of royalty reports and payments from distributors. Provisions for discounts and rebates to customers and estimated sales returns and other adjustments are provided for in the same period the related product sales are recorded. For the years ended December 31, 2003, 2002 and 2001, there was no allowance for estimated sales returns. For the years ended December 31, 2003 and 2002, the Company deferred revenue of $ - 0 - and $600,000, respectively, for advances received on products with future availability.

Advertising and Marketing Costs

Costs relating to advertising and marketing are expensed as
incurred.  Advertising and marketing costs of   approximately
$6,037,100 were expensed during 2003. Financial Accounting Standards Board FASB 139 and Statement of Position SOP 00-2 now require that entities involved in the film industry which were originally excluded from the scope of SOP 93-7, "Reporting on Advertising Costs," should now account for advertising costs in accordance with the provisions of SOP 93-7, which is the method being used.

Income Taxes

Deferred income taxes are provided to reflect temporary differences between the financial statement and income tax basis of assets and liabilities in accordance with Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes".

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company's customer base was primarily serviced through a single distributor, Thomas Nelson, Inc. during 2002 and 2001, and by CELA Distribution Services, Inc. in 2000. Each of these companies accounted for substantially all of the Company's revenues and accounts receivable in each of the years ended December 31, 2002 and 2001 (See Note 4). During 2003 the Company's revenues were substantially derived through the Company's direct response marketing efforts.

Fair Value of Financial Instruments

The carrying amounts of trade accounts receivable, trade accounts payable, and accrued liabilities in the financial statements approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Impairment of Long-Lived Assets

Financial Accounting Standards Board issued FASB 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB 121 requires that the Company review long-lived assets to be held and used in operations when e4vents and changes in circumstances indicate that the assets might be impaired. The carrying value of long-lived assets will be considered impaired when the identifiable undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In that event, a loss will be recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

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

Accounting by Producers or Distributors of Films (Continued)

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



Reverse Stock Splits

On April 4, 2001, pursuant to a corporate resolution of the Board of Directors dated March 21, 2001, the Company filed Amended and
Restated Articles of Incorporation with the Secretary of State of the State of Florida. The Amended and Restated Articles of Incorporation provided that on April 16, 2001: (1) each two shares of the Company's $.001 par value common stock issued and outstanding on and as of April 4, 2001, be combined into one share of the Company's $.001 par value common stock; (ii) the Company's total capitalization be reduced from two hundred million shares to one hundred million shares, of which seventy-five million shares were designated as $.001 par value common shares and twenty-five million shares are designated as $.001 par value preferred shares (the "Combination").

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142, (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued.

The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30,
"Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The Company is required to adopt SFAS No. 144 effective January 1, 2002. The Company does not expect the impact of the adoption of SFAS No. 144 to have a material effect on the results of operations or financial position.

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

In May, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of the year ending September 30, 2004. The adoption of SFAS 150 had no impact on the Company's financial condition or results of operations for the year ended December 31, 2002, and the Company does not expect the adoption of this pronouncement to have a significant impact on its future financial condition or results of operations.

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, "which provides guidance on the identification of and reporting for variable interest entities, including expanded criteria from the original pronouncement, which was issued in January 2003, for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of 2004. The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.


3.  GOING CONCERN - LIQUIDITY - SIGNIFICANT CORPORATE EVENTS AND
MANAGEMENT PLANS

During March, 2002, the Company entered into an agreement with Covenant Film Productions, Inc. ("Covenant"), which was subsequently assigned to JBM Entertainment, Inc. ("JBM") in which Covenant/JBM will provide for the development of film adaptations, on a word-for-word basis of books of the Bible, film production financing and assistance in raising additional equity capital. (See Note 12)

During June 2002, the Company completed a private placement equity financing totaling $4.5 million and issued 9,020,000 shares of common stock. The proceeds of this financing were used for general corporate purposes and to provide the Company with working capital.

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

During 2003, the Company completed a film adaptation on a word-for-word basis of The Gospel of John. In January 2003, the Company commenced principal photography of the three hour film adaptation of The Gospel of John based on American Bible Society's Good News Translation Bible. The film was completed in early September 2003 at a production cost of approximately $13 million. Financing for The Gospel of John benefited from the Canadian federal and provincial tax credits associated with qualifying films under the auspices of the Canadian/UK film co-production tax treaty together with UK structured financing sale-leaseback transactions. In addition, financing commitments together with credit and pricing facilities were provided to the production relating to advances for theatrical film distribution, film processing, post-production film and sound work and video, DVD and theatrical print duplication.

During the post-production period for The Gospel of John, the Company began to develop the marketing plans for the film. In order to create awareness, a limited theatrical release of The Gospel of John commenced in late September 2003. The film has received high critical acclaim from both secular and religious reviewers.

The Company retained the initial release window for direct marketing for The Gospel of John. The first infomercial was aired in late October 2003 for the sale of DVD/video units consisting of three discs/video cassettes. The direct marketing has been augmented to include web-marketing and sales to church groups.

A program to sell to retail chains and rental stores was subsequently developed for Easter 2004 delivery. The conventional retail distribution channels include the 5,000 Christian faith-based stores and retail chains. There are approximately 20,000 rental outlets in the United States.

The Company intends to develop shorter films edited from their full-lengthy films that will focus on special market segments, such as the educational market. The Company plans to make audio adaptations, film highlights and soundtracks available in the future. The Gospel of John soundtrack is currently available in the market.

The Company intends to exploit the potential of The Gospel of John and future film adaptations in foreign territories (outside North
America) and by television exploitation.

As described herein below, the Company has executed the "Forbearance Documents". In connection with the requirements of the Forbearance Documents the Company expects to shortly issue the following shares of common stock:

     1. 15,033,645 shares of common stock to the holders of the A Unit Debentures and the B Unit Debentures.

     2.   350,000 shares of common stock of the Company to Elly
Herbert Reisman.

     3. 1,471,107 shares to the certain creditors, one of which is JBM.

     4.   1,500,000 shares to JBM.

Likewise, in connection with the Forbearance Documents, the Company expects to shortly modify the A Unit Warrants and the B Unit Warrants, the effect of which will be to extend the expiration date thereof by two (2) years from the date originally scheduled for expiration and to fix the exercise price, for the shares of our common stock that underlies such warrants at $1.00.

As a result of the Company's inability to meet its obligations under the A Unit Debentures and the B Unit Debentures and as previously described in the Company's Form 8-K filed March 4, 2004, and the Company's Form 8-K filed April 23, 2004, the Company concluded, as of April 1, 2004, certain agreements (collectively, the "Forbearance Documents"). The Forbearance Documents consist of the following:

     1. A Forbearance Agreement (the "Forbearance Agreement") between the Company and the holders (collectively, the "Debenture
Holders") of the A Unit and the B Unit Debentures (collectively the

"Debentures").

     The Forbearance Agreement is dated as of February 19, 2004 with and provides among other things, that, subject to our compliance with the terms and conditions of the Forbearance Agreement, the De4benture Holders would forbear until March 5, 2004 (the "Forbearance Termination Date") or the occurrence of an Event of Default under the Forbearance Agreement, whichever was earlier, from enforcing the security rights of the Debenture Holders under the Debentures, certain security agreements granted by the Company in connection with the Debentures, guarantees (the "Subsidiary Guarantees") granted by each of Visual Bible International (Canada) Inc. ("Visual Canada") and The Book of John, Inc., ("TBOJ") and certain security agreements granted by each of Visual Canada and TBOJ in connection with the Subsidiary Guarantees (collectively, the "Documents"). In consideration of the forbearance by the De4benture Holders, the Company granted additional security to the Debenture Holders and the Company, Visual Canada and TBOJ rectified certain errors of inadvertence in the security granted in connection with the Debentures, the Subsidiary Guarantees and the security granted in connection with the Subsidiary Guarantees. If on the Forbearance Termination Date, all of the terms of the Forbearance Agreement had been met, then, except for certain surviving obligations upon the Company under the Forbearance Agreement, the Forbearance Agreement was automatically to have terminated.

     2.   As a result of the noncompliance with the first
Forbearance Agreement, a Second Forbearance Agreement (the "Second Forbearance Agreement") between the Company and the Debenture
Holders was entered into.

          As a result of the Company's continued default and the continued default of Visual Canada and TBOJ of their obligations under the Documents (as defined in item 1 above), the Company requested that the Debenture Holders further forbear from exercising their rights and remedies under the Documents and the First Forbearance Agreement so as to permit the Company an opportunity to accomplish certain restructuring of our business. Accordingly, as of April 1, 2004, the Company concluded the Second Forbearance Agreement. The Second Forbearance Agreement provides, among other things, that, subject to compliance by the Company with the terms and conditions of the Second Forbearance Agreement and with the terms and conditions of certain related agreements, the Debenture Holders will forbear until July 31, 2004 or the occurrence of an Event of Default under the Forbearance Agreement, whichever is earlier, from enforcing the security rights of the Debe4nture Holders under the Documents and the First Forbearance Agreement. If the Company has not committed an Event of Default under the Second Forbearance Agreement and, provided that all amounts payable by the Company on and as of July 31, 2004, under the Second Forbearance Agreement and the applicable related agreements, to, among others, the Debenture Holders, have been paid then, except for certain surviving obligations upon the Company under the Second Forbearance Agreement, the Second Forbearance Agreement shall terminate.

     3.   An Inventory Security Agreement (the "Deluxe Inventory
Security Agreement between the Company and Deluxe (as hereinafter defined).

     As a result of the Company's default under the Fulfillment Services Agreement, a certain video duplication, DVD Replication and distribution services agreement (the "Video Agreement") dated as of August, 2002 with Deluxe Media Services, Inc. ("Deluxe Media") and a certain film processing agreement (the "Deluxe Labs Agreement", and collectively with the Fulfillment Agreement and the Video Agreement, the "Deluxe Agreements") dated August 27, 2002 with Deluxe Labs, the Company granted to Deluxe Media, Deluxe Labs and Deluxe Toronto, Inc. (collectively, "Deluxe") a purchase money security interest (the "Deluxe Inventory Security Interest") in and to certain products produced or manufactured by Deluxe for the Company on or after March 1, 2004 for shipment on or after March 7, 2004 and all proceeds therefrom to secure obligations owing to Deluxe by the Company, all pursuant to the Deluxe Inventory Security Agreement.

     4. A priorities agreement (the "Priorities Agreement") between the Company, the Debenture Holders, Elly Reisman and Deluxe.

     The Priorities Agreement is dated as of March 23, 2004, and provides, among other things, that, subject to certain conditions the Deluxe Inventory Security Interest shall have priority over security interests granted by the Company to each of the Debenture Holders and Elly Reisman.

     5. A security agreement (the "Security Agreement") between the Company and Deluxe.

     As a result of the continued default by the Company or its obligations under the Deluxe Agreements and an inducement agreement (the "Inducement Agreement") dated as of August, 2002 by and among the Company, Deluxe Labs and Deluxe Media, the Company granted to Deluxe a security interest (the "Deluxe Security Interest") in and to certain products produced or manufactured by Deluxe for the Company, but excluding any and all Obligations (as such term is defined in the Inventory Security Agreement) and all proceeds therefrom to secure obligations owing to Deluxe by the Company under the Deluxe Agreements and the Inducement Agreement.

     6.   A second priorities agreement (the "Second Priorities
Agreement") between the Company the Debenture Holders, Deluxe and
Elly Riesman.

     The Second Priorities Agreement is dated as of April 1, 2004, and provides, among other things, that subject to certain terms and conditions, the security interests granted by the Company to each of the Debenture Holders shall have priority over the Deluxe Security Interest.

     7. A disbursement agreement (the "Disbursement Agreement") between the Company Visual Canada, the Debenture Holders, Deluxe and a disbursement agent (the "Agent").

     To facilitate the payment of the Company's obligations to certain of the Company's creditors, the Company and Visual Canada entered into the Disbursement Agreement with Debenture Holders, Deluxe and the Agent. Pursuant to the Disbursement Agreement, the Company is required to cause all funds received from direct response sales and non-direct response sales of The Gospel of John to be deposited into accounts maintained exclusively by the Agent. Pursuant to the Disbursement Agreement the Company has directed that all non-direct response customers to pay to the Agent any amounts owing to the Company. The Agent is required to disburse such funds to the Debenture Holders, Deluxe and certain other creditors in accordance with the procedure established by, and in the amounts set out in, the Disbursement Agreement.

     8.   The Rescission Agreement.

     The Rescission Agreement is between the Company and JBM Entertainment Inc. ("JBM"), Velveteen Consulting Inc., 1485352 Ontario Limited, Garth H. Drabinsky (GHD") and Myron I. Gottlieb pursuant to which the Company's consulting agreement dated as of June 1, 2003 with JBM, as amended (the "JBM Consulting Agreement"), was rescinded. As part of the Rescission Agreement, the Company agreed, within 45 days after the date of the Rescission Agreement, to issue 2,129,910 shares of the Company's common stock (the "JBM Shares") to JBM and/or its affiliates in consideration of the agreement of JBM to rescind the JBM Consulting Agreement and settlement of a debt due from the Company to JBM in the amount of $629,910. The Rescission Agreement provides that if the Company fails to issue the JBM Shares then the JBM Consulting Agreement will be immediately reinstated as if the Rescission Agreement never existed. As part of the Rescission Agreement the Company provided certain registration rights to JBM and its affiliates in connection with the JBM Shares to be issued thereunder. The has not yet issued the JBM Shares, but the Company expects to do so in the near future.

JBM is owned and controlled by Joel B. Michaels. Prior to the issuance of the JBM Shares, Mr. Michaels owns 700,000 shares of the Company's common stock and JBM owns 1,295,000 shares of the Company's common stock.

     9.   The 108 Ontario Consulting Agreement.

     Concurrently with the execution of the Rescission Agreement, the Company concluded a consulting agreement the 108 Ontario Consulting Agreement with 1080409 Ontario Limited ("108 Ontario"), a corporation controlled by Garth H. Drabinsky ("GHD"). Pursuant to the 108 Ontario Consulting Agreement, the Company retained the services of GHD to provide marketing and production consulting services to the Company, as same may be required from time to time. During the first eighteen (18) months following the execution of the 108 Ontario Consulting Agreement, we granted to GHD the first right to negotiate with the Company for engagement by the Company as the producer of the next motion picture produced by the Company or a subsidiary of, or entity controlled by, the Company. The term of the 108 Ontario Consulting Agreement runs until December 31 2004 and, unless terminated in accordance with the provisions thereof, shall automatically renew on a month to month basis. In consideration for the services provided by 108 Ontario under the 108 Ontario Consulting Agreement, during the term thereof the Company agreed to pay $25,000, plus GST, per month to 108 Ontario and to reimburse 108 Ontario for all pre-approved expenses. The Company also agreed with 108 Ontario that after repayment by the Company of the indebtedness due from the Company to the holders of the Company's Unit A and Unit B Debentures, the company would pay $450,000 to 108 Ontario.

     108 Ontario has entered into an agreement (the "Sub Consulting Agreement") with 1485352 Ontario Limited ("148 Ontario"), a corporation controlled by Bonnie Gottlieb, the wife of Myron Gottlieb ("Gottlieb") whereby certain of the services to be provided by GHD under the 108 Ontario Consulting Agreement will be provided by Gottlieb. Based upon the existence of the Sub Consulting Agreement, fifty percent of the amounts paid by the Company under the 108 Ontario Consulting Agreement will be paid to 148 Ontario and Gottlieb will be benefited as a result thereof.

The Company's ability to continue operations is dependent upon, among other things, receipt of substantial additional capital. The Company recently concluded certain agreements (collectively, the "Forbearance Agreements") with, among others, the holders of the Company's Unit A and Unit B Debentures. If the Company is unable to adhere to the terms and conditions of such Forbearance Agreements the Company expects that such parties will exercise their rights thereunder, including the right to enforce the security interests in the Company's assets. If that were to occur the Company would be forced to cease their business operations. The Company is dependent upon the Company's accounts receivable and the receipt of proceeds from existing orders in order to meet the Company's obligations under Forbearance Agreements. The Company can provide no assurance that the amounts collected by the Company will be adequate to meet the Company's obligations under the Forbearance Agreements.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the company's stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's current shareholders. In order to commence production of additional film adaptations of any addition Book of the Bible, the Company will require substantial additional capital. The Company is uncertain of the Company's ability to obtain additional financing, or if such financing were to be made available, the Company is not sure that the terms to be favorable to them. If adequate funds are not available or not available on acceptable terms, the Company will not be able to fund their operations or any expansion, nor will the Company be able to promote the Company's products and services, develop new products or services, enhance the Company's existing products and services or respond to competitive pressures. If the Company fails to address adequately any of these risks or difficulties the business would likely suffer.

The Company anticipates that they may incur net losses for the foreseeable future with respect to the Company's products. The extent of these losses will be dependent, in part, on the amount and rates of growth of the Company's net revenue from production and distribution of the Company's existing and new products. If the Company is unable to commence additional filming, the Company anticipates that their operating expenses would increase significantly, especially in the areas of production expenses, sales and marketing and, as a result, the Company will need to generate substantial additional revenues if profitability is to be achieved. To the extent that revenues do not grow at anticipates rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

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

The Company and Thomas Nelson had mutually agreed to extend the evaluation period beyond March 31, 2003, however, the discussions were terminated and the parties are currently involved in a dispute (see litigation, Note 12).

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

The Company concluded a settlement of their dispute with the International Bible Society and, as a result, have relinquished the right to sell the prior productions of the books of Matthew and Acts.

As a result of the settlement, the Company wrote off the remaining balance of the intangible assets and their remaining inventory of the prior productions.

ABS License Agreement

During 2003 the Company concluded an exclusive license agreement with the American Bible Society (the "ABS License Agreement") for the rights to produce, distribute, market and sell, in visual format, its copyrighted Good News and Contemporary English Versions of the Bible.

The Company is now focusing its efforts on producing word-for-word visual representations of The Good News Translation under an exclusive license with the American Bible Society.

Intangible assets consisted of the following at December 31:


                                     2003           2002

Bible rights texts                   $1,000,000     1,000,000

Productions                          697,527        697,527

Allowance for impairment             -              (300,000)

                                     ----------     ----------

                                     1,697,527      1,397,527

Less: Accumulated amortization and
write downs                          1,697,527      (1,097,415)

                                     ----------     ----------

Intangible Assets, net               $-             $300,112

                                     ==========     ==========




6.  FILM COSTS

2000 and 2001 Film Costs

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

Gospel of John and Gospel of Mark

All of the Company's planned series of films will be word-for-word adaptations of the Books and Gospels of the Bible, produced for the global Christian faith community. During 2002 the Company completed pre-production for the Gospel of John and capitalized film costs relating to this production of $2,002,335. During 2003, the Company completed the film production for The Gospel of John and the film's theatrical release occurred during the fourth quarter of 2003. The Company has also incurred screenwriting costs of $185,000 for the Gospel of Mark, the Company's second film production, which is not proceeding to production until it completes its intended reorganizations.


7.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

                              December    December     Estimated
                              31, 2003    31, 2002     Useful Life

Office equipment and
furniture and fixtures        $30,378     $30,078      3 -7 years

Film masters                  197,283     -

Less: Accumulated
depreciation                  (21,000)    (14,000)

                              ----------  ---------

Net property and equipment    $206,661    $16,378

                              =========   ==========


8.  LOANS AND NOTES PAYABLE

The notes payable are comprised as follows at December 31:


                                     2003           2002

Demand notes payable, individuals,
non-interest bearing                 $250,000       $150,000

Installment note payable with
former VE shareholder and officer    75,000         75,000

Bank film production loan            2,490,848      -

Other production loans               1,026,585      -

                                     ----------     ----------

Total                                3,842,433      225,000

Less: Short term portion             3,842,433      225,000

                                     ----------     ----------

Long-term portion                    $-             $-

                                     ==========     ==========


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

Commencing on December 24, 2002, and as a result of the A Unit Conversions (as described below) the Company sold 6,533,645 units (the "A Units") to eight purchasers thereof for aggregate consideration of $6,533,645. Each A Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (the "A Unit Debenture"), 1.22 shares of common stock and .555 warrants (the "A Unit Warrants"). Repayment of the Debentures is secured by a Security Agreement (the "Security Agreement") encumbering all of the Company's assets. Initially, each holder of the A Unit Debentures was entitled to an initial royalty per DVD Unit sold to United States and Canadian Sources (the "Initial Royalty"), in a variable amount of not less than $.40 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain additional advances (the "Initial Additional Advances") made by the holders of the A Unit Debentures remain outstanding and to a second royalty per DVD Unit sold to United States and Canadian Sources (the "Second Royalty"), in a variable amount of not less than $.50 per DVD Unit nor more than $4.00 per DVD Unit depending upon the length of time that certain advances in addition to the Initial Additional Advances (the "Second Additional Advances") made by the holders of the A Unit Debentures remain outstanding. Each purchaser of an A Unit is entitled to certain registration rights pursuant to a registration rights agreement (the "Registration Rights Agreement") and certain other rights relating to board appointments and rights as to future financing pursuant to an investor rights agreement (the "Investor Rights Agreement"). Each A Unit Warrant entitled the holder, subject to the satisfaction of the conditions to exercise set forth in the A Unit Warrant, to purchase, on or prior to 5:00 p.m., New York City time, on December 23, 2006 (the "Warrant Expiration Date") one share of common stock, subject to adjustment as provided in the A Unit Warrant, at the A Unit Warrant Exercise Price (as defined below) then in effect. The A Unit Warrant Exercise Price per share of common stock was determined as follows:

     if the applicable A Unit Warrant is exercised at any time on or prior to December 31, 2004, the A Unit Warrant Price per share of common stock was $1.00;

     if the applicable A Unit Warrant was exercised after December 31, 2004, but on or prior to June 30, 2005, the A Unit Warrant
Exercise Price per share of common stock was $1.25;

     if the applicable A Unit Warrant was exercised after June 30, 2005, but on or prior to December 31, 2005, the A Unit Warrant
Exercise Price per share of common stock was $1.50;

     if the applicable A Unit Warrant was exercised after December 31, 2005, but on or prior to June 30, 2006, the Exercise Price will be $1.75 per Warrant Share; and

     if the applicable A Unit Warrant was exercised after June 30, 2006, the A Unit Warrant Exercise Price per share of common stock was $2.00.

Pursuant to the provisions of the Second Forbearance Agreement (as hereinafter described), the holders of the Company's A Unit Debentures have agreed to forbear a portion of their entitlements under such A Unit Debentures. The amount of such forbearance is dependent on a number of factors as described in the Second Forbearance Agreement, including the nature of the sale, the selling price, the sales volume and, in some cases, the party to which such sale is made. Upon the earlier of July 31, 2004 or the occurrence of an Event of Default (as defined in the Second Forbearance Agreement) the holders of A Unit Debentures will be entitled to receive one hundred percent (100%) of the amounts that are required to be paid to them in accordance with the A Unit Debentures, including the amounts forborne. The Second Forbearance Agreement also amends the A Unit Warrants, the effect of which is to extend the existing terms of such warrants by two (2) additional years from their current date of expiration and to fix the exercise price for the shares of the Company's common stock that underlie such warrants at $1.00 per share. The Second Forbearance Agreement further provides that all amounts paid or to be paid to the holders of A Unit Debentures are to be applied first, to accrued but unpaid interest under the A Unit Debentures and, second, to the original principal amounts due under the A Unit Debentures.

On August 28, 2003, the Company sold 8,500,000 units (the "B Units") to ten purchasers thereof for aggregate consideration of $8,500,000.
 Each B Unit consists of a fifteen percent (15%) $1.00 principal amount debenture (each, a "B Unit Debenture"), 1.5 shares of common stock (each, a "B Unit Share"), 0.75 warrants (each, a "B Unit Warrant") to purchase shares of common stock; and certain pro rata royalty payments (the "B Unit Royalties"). Repayment of the B Unit Debentures is secured by the Company's assets and the assets of the Company's subsidiaries, Visual Bible (Canada), Inc. and The Book of John, Inc. The B Unit security interest is junior, inferior and subordinate to each and every security interest as to the secured assets existing as of August 28, 2003. All outstanding principal and any accrued and unpaid interest under the B Unit Debentures is due and payable in full on October 15, 2005. In connection with the B Unit Offering the Company issued 12,750,000 shares of its common stock and B Unit Warrants entitling the holders thereof to purchase 6,375,000 shares of the Company's common stock. Each purchaser of a B Unit is entitled to certain registration rights in connection with the B Unit Shares and the shares of common stock that underlie the B Unit Warrants pursuant to a registration rights agreement (the "B Unit Registration Rights Agreement").

The exercise price under the B Units Warrants was as follows: (i) if the B Unit Warrant is exercised at any time on or prior to December 31, 2005, the Exercise Price was $1.00 per share; (ii) if the B Unit Warrant is exercised after December 31, 2005, but on or prior to June 30, 2006, the Exercise Price was $1.25 per share;
(iii) if the B Unit Warrant is exercised after June 30, 2006, but on or prior to December 31, 2006, the Exercise Price was $1.50 per B share; (iv) if the B Unit Warrant is exercised after December 31,


2006, but on or prior to June 30, 2007, the Exercise Price was $1.75 per share; and (v) if the B Unit Warrant is exercised after June 30, 2007, but on or prior to December 31, 2007, the Exercise Price was $2.00 per share.

Following the time at which the Company has paid an amount equal to the Maximum Principal Amounts (as such term is defined under certain A Unit Debentures issued by the Company), whether such payment is in the form of Existing Principal, Interest or Royalties (each, as defined under the A Unit Debentures), to those parties (the "A Unit Debenture Holders") holding those certain debentures (the "A Unit Debentures") issued the Company, the holders of the B Unit Debentures will be entitled to their pro rata portion of, in the aggregate, five percent (5%) of: (i) the gross proceeds, net of returns and any sales or similar taxes payable on account thereof, received as a result of any and all commercial exploitation, exclusive of any revenues generated as a result of any theatrical release, derived the Company's production of The Gospel of John (the "Production"), including but not limited to video/DVD units (the "DVD Units") sold to United States and Canadian purchasers thereof; and (ii) the actual amount of revenue to which the Company is entitled from any and all commercial exploitation of the Production, net of returns and any sales or similar taxes payable on account thereof and exclusive of any revenues to which the Company may be entitled as a result of any theatrical release of the Production, sold to parties other than a United States or Canadian purchaser thereof. The B Unit Royalties shall not be paid, but shall accrue (the "B Unit Accrued Royalties") until all outstanding amounts of Existing Principal, Interest and Accrued Royalties (each as defined in the A Unit Debentures) have been paid (the "A Unit Repayment Date") to the A Unit Debenture Holders. Commencing on the A Unit Repayment date, B Unit Royalties shall not be required to accrue and shall be paid to the Purchasers. The amount of the B Unit Royalties payable by the Company pursuant to the foregoing shall not exceed the amount of gross proceeds received by the Company from the sale of the B Units ($8,500,000) and as such time as B Unit Royalties in the amount of $8,500,000 has been paid by us, our obligation to pay the B Unit Royalties shall cease.

As a condition to the Company's ability to sell the B Units and to undertake the A Unit Conversions (as described hereinafter), the Company executed a conditions precedent agreement with certain holders of the Company's A Unit Debentures.

Pursuant to the provisions of the Second Forbearance Agreement (as hereinafter described), the holders of the Company's B Unit Debentures have agreed to forbear a portion of their entitlements under such B Unit Debentures. The amount of such forbearance is dependent on a number of factors as described in the Second Forbearance Agreement, including the nature of the sale, the selling price, the sales volume and, in some cases, the party to which such sale is made. Upon the earlier of July 31, 2004 or the occurrence of an Event of Default (as defined in the Second Forbearance Agreement) the holders of the Company's B Unit Debentures will be entitled to receive one hundred percent (100%) of the amounts that are required to be paid to them in accordance with the B Unit Debentures, including the amounts forborne. The Second Forbearance Agreement also amends the B Unit Warrants, the effect of which is to extend the existing terms of such warrants by two (2) additional years from their current date of expiration and to fix the exercise price for the shares of common stock that underlie such warrants at $1.00 per share. The Second Forbearance Agreement further provides that all amounts paid or to be paid to the holders of the Company's B Unit Debentures are to be applied first, to accrued but unpaid interest under the B Unit Debentures and, second, to the original principal amounts due under the B Unit Debentures. Additional features of the unit shares are as follows:

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

10.  PROVISION (CREDIT) FOR INCOME TAXES

Provision (credit) for income taxes is as follows:


                            2002         2001         2000

Current                     $-           $-           $-

Deferred                    -            -            -

                            ----------   ----------   ----------

                            $-           $-           $-

                            ==========   ==========   ==========



A reconciliation between income tax expense (benefit) shown in the statement of operations and expected income tax expense (benefit) using statutory federal income tax rates applicable to the Company is as follows:


                          Year ended    Year ended   Year ended
                          December 31,  December     December 31,
                          2002          31, 2001     2000

Taxes at graduated
statutory rate            $(4,190,000)  $(432,000)   $(8,486,670)

Non-deductible items      45,600        17,000       38,000

Increase in valuation
allowance                 4,144,400     415,500      8,448,670

                          ----------    ---------    ----------

                          $-            $-           $-

                          ==========    ==========   ==========



The components of these deferred income tax assets and liabilities and their approximate tax effects as of December 31, 2002 and 2001, and 2000, the year of transition, are as follows:


                          For the year  For the      For the year
                          ended         year ended   ended
                          December 31,  December     December 31,
                          2003          31, 2002     2001

Deferred Tax Assets:

Current:

Difference in reporting
certain assets and
liabilities for tax
purposes:

Accounts and notes
receivable write down     $-            $149,414     $149,414

Property and equipment
write down                103,617       103,617      103,617

Tax credits carryforwards
                          3,115         3,115        3,115

Net operating loss
carryforwards             16,824,576    12,165,262   12,165,262

Less: Valuation allowance
                          (16,915,622)  (12,405,722) (12,405,722)

                          ----------    ----------   ----------

Current deferred tax
assets (liabilities)      15,868        15,868       15,868

Non-current deferred tax
assets (liabilities)      (15,868)      (15,868)     (15,868)

Total deferred tax assets
                          $-            $-           $-

                          ==========    ==========   ==========




As of December 31, 2003, the Company has operating loss carryforwards of approximately $45,000,000, which will begin to expire December 31, 2016. In addition, the Company has utilized approximately $193,000 of these losses to carryback against December 31, 1999 and 1998 income, which the Company expects will result in recoverable taxes of approximately $54,000. The Company has reflected this anticipated receivable in the accompanying consolidated balance sheet within other current assets.

11.  TRANSACTIONS WITH RELATED PARTIES

The Company has entered into transactions with various affiliates which are described below. As of December 31, 2003 and 2002, the amounts due to or from these affiliates are as follows:


                      2003                   2003       2002
                                 2002

                      Due From   Due To      Due From   Due To

Pan Zone, for
various loans and
advances, interest
at 3%, payable on
demand, converted to
common and preferred
stock (see Note 3)    $-         $-          $-         $-

Canco Holdings Corp.
interest at 3%,
payable on demand,
converted to common
and preferred stock
(See Note 3)          -          -           -          -

Paul Wong, a
director, interest
at 3%, payable on
demand, converted to
common and preferred
stock (see Note 3)    -          -           -          -

Former officers,
board members and
consultants for
loans and advances    -          681,882     -          781,882

Bauhaus Partners,
Ltd. (settled for
cash and common
stock)                -          -           -          -

Beaird Harris & Co.,
P.C. (settled for
cash and stock)       -          -           -          -

Former Shareholders
of Visual Bible
International, Inc.   1,511      -           1,511      -

Penton                18,764     -           18,764     -

Visual International
PTY., Ltd             268,372    -           268,372    -

Covenant KFT          149,909    -           149,909    -

                      ---------  ---------   ---------  ---------

                      438,556    681,882     438,556    781,882

Reserve for Related
Party Receivables     (486,556)  -           (438,556)  -

                      ---------  ---------   ---------  ---------

                      $-         $681,882    $-         $781,882

                      =========  =========   =========  =========


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

The Company leases its office space under a noncancellable operating lease. Commitments under this lease at December 31, 2003 is approximately as follows:

Year                             Amount

              2004               $142,506

              2005               142,506

              2006               142,506

              2007               82,332

                                 -----------

                                 $509,850

                                 ===========


Employment Agreements

The Company entered into a five year employment agreement commencing June 1, 2002 with its Executive Vice President and Chief Financial Officer from June 2002 until May 22, 2004. The agreement provides for an initial annual base salary of $192,600. The salary will increase 12.5% in the second year and will be not less than $300,000 in year three, with 12.5% annual increases in years four and five.

Legal

The legal proceedings filed with the Circuit Court for Davidson
County, Tennessee by a David Seibert, a former employee, against the

Company has been settled. The terms of settlement require the Company to have to make 3 payments of $20,000 each over the period January 2003 to March 2004. All such amounts have been paid by the Company.

The legal proceedings filed with the circuit Court for Palm Beach County, Florida by First Property Holdings, Limited, against the Company on February 8, 2003, in which the plaintiff is claiming damages from a default in payment of a promissory note are still pending. The plaintiff is seeking $150,000 plus prejudgment interest, attorney fees and costs of the litigation.

The legal proceedings filed with the Federal Court of Canada (Trial Division) by the Company against CVC Management Ltd, carrying on business as Crown Video are still pending.

The legal proceedings filed with the Ontario Superior Court of Justice by Cinram International Inc. against the Company, were settled. The terms of settlement agreement, as amended, requires the Company to make payments in the amount of $201,000 over the period September 15, 2003 to July 15, 2004. As of this date, approximately $22,500 remains to be paid by the Company.

The legal proceedings with the International Bible Society have been settled. Under the terms of the settlement, the Company has relinquished the right to sell the Company's prior productions of the books of Matthew and Acts.

The Company instituted legal proceedings against Cinemavault Releasing Inc. on March 26, 2004 in the Ontario Superior Court of Justice for damages and injunctive relief in connection with the breach of a distribution agreement by Cinemavault and for the return of certain elements of the Company's film, The Gospel of John improperly obtained from the film production laboratory, Deluxe Toronto Ltd. ("Deluxe). On March 26, 2004, an interim order was obtained restraining distribution and further use by Cinemavault.

Legal proceedings were instituted against the Company by Thomas Nelson Publishing on December 30, 2003 in the Chancery Court of Davidson County, Tennessee. On the Company's motion, the action was moved to the United States District Court for the Middle District of Tennessee. The central allegations made by Thomas Nelson is that the Company's film The Gospel of John is subject to the distribution agreement between the Company's subsidiary Visual Bible, Inc. and Thomas Nelson. Thomas Nelson is seeking an injunction to restrain the Company from distributing The Gospel of John in area in which Thomas Nelson claims they have distribution rights. At the suggestion of the court, the parties have been engaged in settlement negotiations. The Court has been notified of these ongoing negotiations and is not expected to issue a ruling pending the results of the settlement negotiations.

A claim has been asserted by Steven Small, the Company's former Chairman of the Board of Directors, against the Company in connection with the Company's removal of Dr. Small as Chairman and termination of his consulting agreement. Dr. Small is demanding payment of approximately $345,000 on account of amounts Dr. Small alleges as are owed to him under his consulting agreement. Pursuant to the terms of the consulting agreement, the matter is proceeding to arbitration which is scheduled to commence on June 17, 2004.

13.  AUDIT COMMITTEE/FINANCIAL EXPERT/CODE OF ETHICS

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and the Company audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently there is only one (1) director serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While the Company's current director does not meet the qualifications of an "audit committee financial expert", he, by virtue of his past employment experience, has considerable knowledge of financial statements, finance and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current Director is capable to fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's inability to formally prepare and adopt a code of ethics is due to its small number of employees and limited financial resources. Such inability does not indicate that the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions does not adhere to policies and procedures that would deter wrongdoing and would promote (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission; (iii) compliance with applicable governmental law, rules and regulations; (iv) prompt internal identification of potential abuses; and (v) accountability.

14.  STOCKHOLDERS' EQUITY (DEFICIT)

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

During December 2002 the Company issued 916,500 shares of its common stock along with 416,250 warrants to purchase common stock in connection with the offering of its debentures. The shares and warrants have been treated as additional finance costs on the debentures payable and were valued by the Company for $112,462.
This amount has been classified on the balance at December 31, 2002 as a contra-equity account and will be amortized as additional interest expense over the term of the debentures payable. (See Note 9)

During 2003, in order to fund certain additional post production requirements including marketing, on July 23, 2003, the Company's Board of Directors approved a private placement debt offering in the amount of $7,500,000 including a provision for an over allotment of $1,000,000, "Series B Debentures" proceeds up to 8,500,000 Units was offered at a price of $1.00 per Unit. During 2003 the Company completed this offering which resulted in proceeds to the Company amounting to $8,500,000.

In connection with the issuance of $8,500,000 "Series B Debentures" the Company issued 12,750,000 shares of its common stock and 6,375,000 common stock purchase warrants to the purchasers of the "Series B Debentures". The Company valued these securities at $1,275,000 and will amortize these costs as additional interest on the "Series B Debentures" over a period of 1 1/2 years beginning September 30, 2003.

During the first quarter of 2004 the Company concluded a private placement offering and received a net total subscription of $350,000.


14.  SUBSEQUENT EVENTS

On February 5, 2004 Dr. Steven Small was terminated as the Chairman of the Board of Directors and resigned as a Director. Mr. Maurice Colson was appointed as Chief executive officer. Also Mr. Benny Lobo resigned as one of the Company's Directors.

On February 6, 2004, the Company issued 121,049 shares of the Company's common stock to Film Financing, Inc. in connection with the requirements of an agreement between the Company and Film Financing associated with the Company's film financing credit facility for the production of The Gospel of John. There were no commissions or discounts associated with the issuance of the common stock. The Company claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, Film Financing made an informed investment decision based upon negotiation with the Company and was provided with access to material information regarding the Company. The Company believes that Film Financing had knowledge and experience in financial matters such that Film Financing was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

On March 6, 2004, the Company issued 150,000 shares of the Company's common stock to Film Financing, Inc. in connection with the requirements of an agreement between the Company and Film Financing associated with the Company's film financing credit facility for the production of the Company's production of The Gospel of John. There were no commissions or discounts associated with the issuance of the common stock. The Company claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, Film Financing made an informed investment decision based upon negotiation with the Company and was provided with access to material information regarding the Company. The Company believes that Film Financing had knowledge and experience in financial matters such that Film Financing was capable of evaluating the merits and risks of acquisition of the common stock.

On April 14, 2004 the Company concluded a Second Forbearance agreement with the series A and B Debentures Holders. That agreement provides that the Debenture Holders will forbear from enforcing the security rights of the Debenture Holders under the Debentures until July 31, 2004, if the Company has not committed an event of default under the second forbearance agreement and provided that all amounts payable by the Company on and as of July 31, 2004 under the Second Forbearance agreement and the applicable Other agreements the Debentures Holders then except for certain surviving obligations upon the Company under the Second Forbearance agreement that agreement shall terminate.

In connection with the First Forbearance Agreement and the Second Forbearance Agreement, the Company expects to (i) issue an aggregate of 15,033,645 shares of their common stock to the A Unit Debenture holders and to the B Unit Debenture holders; (ii) to issue an aggregate of 1,471,107 shares of the Company's common stock to Lang Michener, LLP, Edward H. Gilbert, P.A., Goodmans, LLP, Deluxe Laboratories and JBM Entertainment (those creditors identified in section 7.1 (n) (ii) of the Second Forbearance Agreement as required by section 7.1 (n) (i) (A) of the Second Forbearance Agreement; and
(iii) to issue 1,500,000 shares of common stock to JBM in connection with the termination of the JBM agreement.

The Company is in the process of concluding an offering of up to 800,000 shares of the Company's common stock to approximately 10 accredited investors at an offering price of $.50 per share (the "Current Offering"). There are no commissions or discounts associated with the Current Offering. The Company expects to claim exemption from the registration provisions of the Act with respect to the common stock issued as part of the Current Offering pursuant to Section 4 (2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, the purchasers thereof will have made an informed investment decision based upon negotiation with the Company and will have been provided with access to material information regarding the Company. The Company expects that each such purchaser will have knowledge and experience in financial matters such that such purchaser will be capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued as part of the Current Offering will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable

Item 8A.  Controls and Procedures.

     Our principal executive officer and our interim principal financial officer, Maurice Colson has, on a date which is within ninety days of the date that we have filed this annual report (the "Evaluation Date"), evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, the conclusion has been made by Mr. Colson that no significant deficiencies or material weaknesses exist and that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to Mr. Colson by the other officers and employees of the Company and that communications occur with promptness sufficient to assure the inclusion of the information in the then current report.

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

Name and Address             Age    Positions with the Company

Maurice Colson (1)           61     Chief Executive Officer,
64 Russell Hill Road                Interim Chief Financial
Toronto, Ontario M4V 2T2            Officer, President,
Canada                              Secretary and Sole Director

Harold Kramer (2)            63     Executive Vice President
1235 Bay Street                     and Past Chief Financial
Suite 300                           Officer
Toronto, Ontario  M5R 3K4
Canada



(1)Maurice Colson has been a director since June 13, 2002 and became our chairman on January 27, 2004. On February 6, 2004, Mr. Colson became our Chief Executive Officer, president and secretary, and on May 22, 2004, Mr. Colson became our interim Chief Financial Officer.
 Mr. Colson earned a Bachelor of Arts at Loyola College and a Masters of Business Administration from McGill University and did post graduate studies at Oxford University. Mr. Colson has extensive experience in the investment banking industry and was the resident director, in London, England, for two of Canada's leading investment dealers. Since, then Mr. Colson has been an independent investment banker serving in various capacities, including Chairman of Brenark Securities and Executive Vice President of Dominick and Dominick Securities. Mr. Colson has participated in the sourcing, analysis and negotiation of many financings in a variety of industry sectors. He has served on the board of public and private company and has been honored as a Freeman of the City of London.

(2)Harold Kramer has been acting as our executive vice president, secretary and chief financial officer since June 13, 2002. On May
22, 2004, Mr. Kramer was removed as Chief Financial Officer, due in part, to a certain letter from Mr. Kramer to us dated May 20, 2004 (the "Kramer Letter"). The Kramer letter is attached to this report as an Exhibit and will be further described hereinafter. Mr. Kramer is a chartered accountant and has over 30 years experience with many operational and financial aspects of business operations. Mr.
Kramer served as Vice President Business Operations & Development for Deluxe Laboratories from September 2000 until becoming associated with us. From July, 1999 until his association with Deluxe, Mr. Kramer was an independent professional consultant and from January of 1997 through June of 1999, Mr. Kramer served
President of Broadway Joe's and Chief Financial Officer of two affiliates of Broadway Joe's involved in separate business operations.

     As indicated above, Mr. Colson assumed the duties of Chief Financial Officer from Mr. Kramer on May 22, 2004, as a result of the Kramer Letter. The Kramer Letter has been attached as an exhibit to this report. Due to the nature of the Kramer Letter, the Company believes it had no alternative other than to appoint Mr. Colson as its Chief Financial Officer. The Company strongly disagrees with each and every of the allegations contained as part of the Kramer Letter and believes that the timing of the issuance of the Kramer Letter by Mr. Kramer was calculated, in part, to cause the Company harm by, among other things, stymieing its ability to file this report. The Company is presently evaluating its relationship with Mr. Kramer, under the employment agreement with Mr. Kramer or otherwise, to determine what, if any, further action it deems appropriate. The Company does not intend for Mr. Colson to remain as its Chief Financial Officer, and subject to discussions with Mr. Kramer and others, expects to replace Mr. Colson in that capacity as soon as is reasonably possible.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon our review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(a) during our most recent fiscal year and Form 5 and amendments thereto furnish to us with respect to our most recent fiscal year and written representations provided to us the following directors, officers and beneficial owners of more than 10% of any class of our equity securities registered pursuant to Section 12 (each, a "Reporting Person") filed to file on a timely basis reports required by Section 16(a) of the Exchange Act during our most recent fiscal year or prior fiscal years:

     1. Maurice Colson, our sole director, president, secretary, Chief Executive Officer and Chief Financial Officer has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Mr. Colson, we are unaware of any other transaction involving our equity securities and Mr. Colson.

     2. Dr. Jon S. Dellandrea, one of our directors from June 13, 2002 to September 8, 2003 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Dellandrea.

     3. Peter Richardson, one of our directors from June 13, 2002 to March 5, 2004 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Richardson.

     4. Dr. Steven Small, one of our directors from June 13, 2002 to February 5, 2004 (chairman from June 13, 2002 to January 27,
2004) has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Mr. Small, we are unaware of any other transaction involving our equity securities and Mr. Small.

     5. Pamala Wallin, one of our directors from June 13, 2002 to August 6, 2002 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Ms. Wallin.

     6. Harold Kramer, our Executive Vice President from June 13, 2002 to the present and our Chief Financial Officer and secretary from June 13, 2002 to May 22, 2004 has not filed any Form 3 or Form
5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Kramer.

     7. Moshe Safdie, one of our directors from April 16, 2002 to April 11, 2003 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Safdie.

     8. John P. Curran, one of our directors from November, 2002 to September 8, 2003 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Curran.

     9. Patrick McDougall, our President, Chief Executive Officer and one of our directors from January, 2003 to February 25, 2003 has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Mr. McDougall and the sale thereof to Red Brook Development and Z. Maznic, each, being one of our existing shareholders , we are unaware of any other transaction involving our equity securities and Mr. McDougall.

     10. Elly H. Reisman, one of our directors from April 11, 2003 to March 5, 2004 has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Mr. Reisman, we are unaware of any other transaction involving our equity securities and Mr. Reisman.

     12. Gerald C. Quinn, our Chief Executive Officer from May 2, 2003 to September 12, 2003 and one of our directors from April 11, 2003 to August 13, 2003 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Quinn.

     13. Kevin Albrecht, one of our directors from September 8, 2003 to March 5, 2004 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Albrecht.

     14. Michael Harris, one of our directors from September 8, 2003 to March 5, 2004 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Harris.

     15. Moses Znaimer, one of our directors from September 8, 2003 to January 27, 2004 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Znaimer.

     16. Benny Lobo, one of our directors from January 27, 2004 to February 4, 2004 has not filed any Form 3 or Form 5. We are unaware of any transaction involving the acquisition or disposition of any of our equity securities involving Mr. Lobo.

     17.  Covenant Film Productions Limited Partnership
("Covenant"), an owner, beneficially or otherwise of more than 10% of any class of our equity securities has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Covenant, we are unaware of any other transaction involving our equity securities and Covenant.

     18. Erin Mills Investment Corporation ("Erin Mills"), an owner, beneficially or otherwise of more than 10% of any class of our equity securities has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Erin Mills, we are unaware of any other transaction involving our equity securities and Erin Mills.

     17. Pan Zone Company, Ltd. ("Pan Zone"), an owner, beneficially or otherwise of more than 10% of any class of our equity securities has not filed a Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Pan Zone and the disposition of portions thereof to Covenant, we are unaware of any other transaction involving our equity securities and Pan Zone.

     18. Portland Holdings Inc. ("Portland"), an owner, beneficially or otherwise of more than 10% of any class of our equity securities has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Portland, we are unaware of any other transaction involving our equity securities and Portland.

     19. Red Brook Developments Limited ("Red Brook"), an owner, beneficially or otherwise of more than 10% of any class of our equity securities has not filed any Form 3 or Form 5. Other that any transaction involving the acquisition of our equity securities by Red Brook, we are unaware of any other transaction involving our equity securities and Red Brook.

     We have yet not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our inability to formally prepare and adopt a code of ethics is due to our small number of employees and limited financial resources. Such inability does not indicate that our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions does not adhere to policies and procedures that would deter wrongdoing and would promote (i) honest and ethical conduct; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Commission; (iii) compliance with applicable governmental law, rules and regulations; (iv) prompt internal identification of potential abuses; and (v) accountability.

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


                        Summary Compensation Table

Name and       Year      Salary    Bonus     Other     All
Principal                                    Annual    Other
Position                                     Comp.     Comp.

Harold
Kramer,
Executive
Vice
President and
Chief
Financial
Officer(1)

               2003      $241,545  $0        $3,600(1) $0

               2002      $113,000  $0        $3,600(1) $0

               2001      $0        $0        $0        $0

Fardad Yazdi,
Vice
President

               2003      $105,719  $0        $0        $0

               2002      $0        $0        $0        $0

               2001      $0        $0        $0        $0

Maurice
Colson, Chief
Executive
Officer

               2003      $0        $0        $0        $0

               2002      $0        $0        $0        $0

               2001      $0        $0        $0        $0

JBM
Entertainment(2)


               2003      $400,000  $0        $0        $0

               2002      $400,000  $0        $0        $0

               2001      $0        $0        $0        $0


(1)We have an employment agreement with Harold Kramer whereby Mr. Kramer serves as our executive vice president and chief financial officer. The employment agreement provides for a 5 year term commencing on June 3, 2002, and provides for an initial annual base salary of $192,500. Such salary will increase 12.5% in the second year and will be not less than $300,000 in the third year with 12.5% annual increases in each of years four and five of the term.

We paid $3,600 in premiums on an insurance policy on the life of Harold Kramer. We have no interest in that life insurance policy and the beneficiaries of such insurance policy are determined solely by Harold Kramer and are parties other than us.

(2)Under the JBM Consulting Agreement (which has, pursuant to the Rescission Agreement, has been replaced by the 108 Ontario Consulting Agreement) certain of the obligations upon JBM thereunder were to be undertaken only through its two (2) Canadian controlled consultants, Velveteen Consulting, Inc., formerly GHD Consulting, Inc. ("Velveteen Consulting") and 1485352 Ontario Limited ("148 Ontario"). In connection with the services provided to VBI by JBM, JBM entered into a consulting agreement with each of Velveteen Consulting (the "Velveteen Consulting Agreement") and 148 Ontario (the "148 Ontario Consulting Agreement") whereby, a portion of the services to be provided by JBM under the Management Agreement were to be provided by Velveteen Consulting and the remainder of the services to be provided by JBM under the Management Agreement were
to be provided by 148 Ontario.   The services engaged by Velveteen
Consulting are provided by Garth Drabinsky. The services engaged by 148 Ontario are provided by Myron Gottlieb. Accordingly, one half of the compensation attributable to JBM was received by Garth Drabinsky and the remaining one half of such compensation was received by Myron Gottlieb.

Garth Drabinsky is a party to an agreement with Velveteen Land
Developments, Inc. dated March 21, 2000 (the "Drabinsky Agreement").

Velveteen Land Developments, Inc. is beneficially owned and controlled by Charcoal Knights Developments, Inc., and is one of the entities beneficially owned an controlled by Elly Herbert Reisman and Norman Reisman. As described in Item 11 hereafter, Elly Herbert Reisman and Norman Reisman are brothers and, individually and on account of their ownership and control of certain other entities, own and control, beneficially or otherwise, approximately of 32% (see notes included as a part of Item 11) of our outstanding common stock.

Velveteen Consulting was created pursuant to the Drabinsky Agreement and requires that Drabinsky undertake any and all business activity through Velveteen Consulting. Under the Drabinsky Agreement, Velveteen Land Developments, Inc. is entitled, among other things, to certain portions of any profits generated by Velveteen
Consulting. As a result, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may potentially benefit from amounts of compensation derived by Velveteen Consulting from us. During 2002 and 2003, as a result of the amounts of compensation paid by us to Velveteen Consulting, Velveteen Land Developments, Inc. (and, indirectly, Elly Herbert Reisman and Norman Reisman) may benefit from amounts paid by us to Velveteen Consulting.

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

     During the our fiscal year 2003, other than as described herein, we did not pay any compensation to our Directors or to the parties serving on our Advisory Committee.

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


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.


     As of the end of our 2003 fiscal year, we have no compensation plan (including individual compensation arrangements) under which our equity securities are authorized for issuance. We anticipate that we may institute certain compensation plans in the near future, and we expect that we will seek approval of such compensation plans by the holders of our equity securities.

     The following table sets forth certain information regarding the beneficial ownership of our common stock on April 30, 2004, without giving effect to the corresponding number of shares of common stock that would have been outstanding in the event of the exercise of the Unit A Warrants or the Unit B Warrants by (i) each person who is know to us to own beneficially more than 5% of our common stock; (ii) each of our directors and executive officers; and
(iii) all of our directors and officers as a group:


Name and Address of          Amount and       Approximate
Beneficial Owner             Nature of        Percent of
                             Beneficial       Class (1)(2)
                             Ownership (1)(2)

Harold Kramer                                0                0
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Maurice Colson                    2,150,000(3)          3.66(3)
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

Elly Herbert Reisman             25,743,174(4)         43.81(4)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Norman Reisman                   25,743,174(5)         43.81(5)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Anthony Ng                        8,309,364(6)         14.14(6)
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Stewart Sutcliffe                 8,635,000(7)         14.69(7)



Covenant Film Productions        16,904,364(8)         28.77(8)
Limited Partnership
Limited Partnership
1201 North Market Street
Wilmington, Delaware 19801

Hoarding Investments Limited     16,904,364(9)         28.77(9)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Charcoal Knights                 8,635,000(10)        14.69(10)
Developments, Inc.
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Purple Panther                   5,351,320(11)         9.10(11)
Developments, Inc.
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Red Brook Developments           8,272,870(12)        14.08(12)
Limited
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Portland Holdings, Inc.         3,000,000 (13)         5.10(13)
19 Hanover Terrace
London NW1 4RJ
United Kingdom

Pan Zone Co., Ltd.              8,309,364 (14)        14.14(14)
Jardine House
33 Reed Street
Hamilton HM 12 Bermuda

AGF Group of Funds               3,915,541(15)         6.66(15)
Toronto Dominion Bank Tower
31st Floor
Toronto, Ontario M5K 1E9
Canada

All directors and officers       2,150,000(16)         3.66(16)
as a group



(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the
conversion of convertible securities.   Each beneficial owner's
percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 4, 2004, have been exercised.

(2) All of the beneficial ownership reflected in the table above is direct unless otherwise described.

(3)Includes 250,000 shares owned by Kumari Colson, the wife of Maurice Colson and 500,000 shares owned by KSC Investments, Inc., a company owned by the children of Maurice Colson.

(4)Includes the shares owned, beneficially or otherwise, by Elly Herbert Reisman, Norman Reisman, Covenant Film Productions, Limited Partnership and Red Brook Developments, Inc. and reflects the conversion of all Series B Preferred Stock owned, beneficially or otherwise by the foregoing parties. Elly Herbert Reisman and Norman Reisman are brothers(see notes 5, 7, 8, 12 and 13).

(5)Includes the shares owned, beneficially or otherwise, by Norman Reisman, Elly Herbert Reisman, Covenant Film Productions, Limited Partnership and Red Brook Developments Limited and reflects the conversion of all Series B Preferred Stock owned, beneficially or otherwise by the foregoing parties(see notes, 4, 7, 8, 12 and 13).

(6) Includes 7,125,008 shares owned by Pan Zone Co., Ltd. and 1,184,364 shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock held by Pan Zone. Mr. Ng owns and controls Pan Zone. Reference is made to Note 14 with respect to the voting rights of certain shares held by Pan Zone.

(7) Includes the 8,635,000 shares beneficially owned by Covenant Film Productions Limited Partnership and the 7,125,008 common shares owned by Pan Zone Company, Ltd. (over which Covenant Film Productions Limited Partnership exercises voting control and reflects the conversion of and the 1,184,364 Series B Preferred Shares into common stock (see note 14). The sole general partner of Covenant Film Productions Limited Partnership is Covenant Film Productions Inc. and Mr. Sutcliffe is the sole officer, director and shareholder of Covenant Film Productions Inc.

(8) Includes the 8,635,000 shares beneficially owned by Covenant Film Productions Limited Partnership and the 7,125,008 common shares owned by Pan Zone Company, Ltd. (over which Covenant Film Productions Limited Partnership exercises voting control and reflects the conversion of and the 1,184,364 Series B Preferred Shares into common stock (see note 14). The sole general partner of Covenant Film Productions Limited Partnership is Covenant Film Productions Inc. and Mr. Sutcliffe is the sole officer, director and shareholder of Covenant Film Productions Inc.

(9)Hoarding Investments Limited is the sole limited partner of Covenant Film Productions Limited Partnership and, beneficially, is entitled to substantially all of the property owned by Covenant Film Productions Limited Partnership.

(10)Charcoal Knights Developments, Inc. is the sole shareholder of Hoarding Investments Limited and is controlled by Elly Herbert
Reisman and Norman Reisman (see notes 4 and 5).

(11)Elly Herbert Reisman and Norman Reisman control Purple Panther Developments (see notes 4 and 5).

(12)Includes the 8,272,870 shares of our common stock acquired by Red Brook Developments as part of our A Unit and B Unit Debenture financings. Elly Herbert Reisman and Norman Reisman control Red
Brook Developments (see notes 4 and 5).

(13)To the best of our knowledge, the beneficial owners of Portland are not affiliated with any of our officers, directors or other shareholders.

(14) Includes the 7,125,008 shares owned by Pan Zone Co., Ltd. and 1,184,364 shares which may be acquired upon conversion of a like amount of our Series B Preferred Stock held by Pan Zone. Pan Zone has provided Purple Panther Developments, Inc. with an option to acquire 3,065,000 of the common shares and 592,364 of the Series B Preferred Shares owned by Pan Zone. The option has expired without exercise by Purple Panther. We are advised that all of the voting rights of the common shares and the Series B Preferred Shares are currently vested in Covenant Film Productions Limited Partnership pursuant to an agreement between Covenant Film Productions Limited Partnership and Pan Zone.

(15)Includes the shares of our common stock owned by certain independent Canadian Funds managed by AGF.

(16) See notes above.

The following table sets forth certain information regarding the beneficial ownership of our Series B Preferred Stock on April 30, 2004, by (i) each person who is known to us to own beneficially more than 5% of our common stock; (ii) each of our executive directors and officers; and (iii) all of our directors and officers as a group:


Name and Address of          Amount and       Approximate
Beneficial Owner             Nature of        Percent of
                             Beneficial       Class (1)(2)
                             Ownership (1)(2)

Harold Kramer                                0                0
1235 Bay Street
Suite 300
Toronto, Ontario  M5R 3K4
Canada

Maurice Colson                               0                0
64 Russell Hill Road
Toronto, Ontario M4V 2T2
Canada

Elly Herbert Reisman              1,371,273(3)         87.50(3)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Norman Reisman                    1,371,273(4)         87.50(4)
250 Lesmill Road
Don Mills, Ontario M3B 2T5
Canada

Anthony Ng                        1,184,364(5)         75.60(5)
Suite 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Canco Holdings Corp.                186,909(6)         11.92(6)
P.O. Box 173
Nassau, Bahamas

Paul Wong                               185455            11.83



Covenant Film Productions         1,371,273(7)         87.50(7)
Limited Partnership
1201 North Market Street
Wilmington, Delaware 19801


Pan Zone Co., Ltd.                1,184,364(8)         75.60(8)
Jardine House
33 Reed Street
Hamilton HM 12 Bermuda

All directors and officers                0(9)          0.00(9)
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

(3)Includes the shares owned, beneficially or otherwise, by Elly Herbert Reisman, Norman Reisman, Covenant Film Productions, Limited Partnership and Purple Panther Developments, Inc. Elly Herbert Reisman and Norman Reisman are brothers. Reference is made to the notes to the immediately prior table with respect to the voting rights of the shares held by Pan Zone.

(4)Includes the shares owned, beneficially or otherwise, by Norman Reisman, Elly Herbert Reisman, Covenant Film Productions, Limited Partnership and Purple Panther Developments, Inc. Elly Herbert Reisman and Norman Reisman are brothers. Reference is made to the notes to the immediately prior table with respect to the voting rights of the shares held by Pan Zone.

(5)Represents shares owned by Pan Zone Company, Ltd. Mr. Ng owns and controls Pan Zone. Reference is made to the notes to the immediately prior table with respect to the voting rights of the shares held by Pan Zone.

(6)Canco Holdings Corp. provided Purple Panther Developments, Inc. with an option to acquire 93,456 of the Series B Preferred Shares owned by Canco. The option has expired without exercise by Purple Panther Developments, Inc. Covenant Film Productions Limited Partnership exercises voting control over the shares owned by Canco.

(7)Covenant Film Productions Limited Partnership exercises voting control over the shares owned by Pan Zone and Canco. Reference is made to the notes to the immediately prior table with respect to the voting rights of the shares held by Pan Zone.

(8)592,364 of the 1,184,364 shares owned by Pan Zone were subject to an option in favor of Purple Panther Developments, Inc. Such option has expired without exercise by Purple Panther Developments, Inc. Reference is made to the notes to the immediately prior table with respect to the voting rights of the shares held by Pan Zone.

(10)See notes above.

     As described in Item 12 below, the Company has executed the Forbearance Documents. In connection with the requirements of the Forbearance Documents the Company expects to shortly issue the following shares of common stock:

     1.   15,033,645 shares of common stock the holders of the A
Unit Debentures and the B Unit Debentures.

     2.   350,000 shares of common stock of the Company to Elly
Herbert Reisman.

     3. 1,471,107 shares to the certain creditors, one of which is

JBM.

     4.   1,500,000 shares to JBM.

     3. In connection with item 2 of the May 17 Letter, the Company has authorized me to undertake such work as is necessary to amend the Warrant as required under section 7.1(a). I anticipate that Warrant Amendment will be transmitted to the parties entitled thereto on or before May 31, 2004.

     Likewise, in connection with the Forbearance Documents, the Company expects to shortly modify the A Unit Warrants and the B Unit Warrants, the effect of which will be to extend the expiration date thereof by two (2) years from the date originally scheduled for expiration and to fix the exercise price for the shares of our common stock that underlies such warrants at $1.00.

     We are not aware of any arrangements which may result in a further change in our control.


Item 12.  Certain Relationships and Related Transactions.

     As a result of our inability to meet our obligations under the A Unit Debentures and the B Unit Debentures and as previously described in our Form 8-K filed March 4, 2004, and our Form 8-K filed April 23, 2004, the Company concluded, as of April 1, 2004, certain agreements (collectively, the "Forbearance Documents"). The Forbearance Documents consist of the following:

     1. A Forbearance Agreement (the "Forbearance Agreement") between us and the holders (collectively, the "Debenture Holders") of the A Unit and the B Unit Debentures (collectively, the
"Debentures").

     The Forbearance Agreement is dated as of February 19, 2004 with and provides among other things, that, subject to our compliance with the terms and conditions of the Forbearance Agreement, the Debenture Holders would forbear until March 5, 2004 (the "Forbearance Termination Date") or the occurrence of an Event of Default under the Forbearance Agreement, whichever was earlier, from enforcing the security rights of the Debenture Holders under the Debentures, certain security agreements granted by us in connection with the Debentures, guarantees (the "Subsidiary Guarantees") granted by each of Visual Bible International (Canada) Inc. ("Visual Canada") and The Book of John, Inc., ("TBOJ") and certain security agreements granted by each of Visual Canada and TBOJ in connection with the Subsidiary Guarantees (collectively, the "Documents"). In consideration of the forbearance by the Debenture Holders, the Company granted additional security to the Debenture Holders and the Company, Visual Canada and TBOJ rectified certain errors of inadvertence in the security granted in connection with the Debentures, the Subsidiary Guarantees and the security granted in connection with the Subsidiary Guarantees. If on the Forbearance Termination Date, all of the terms of the Forbearance Agreement had been met, then, except for certain surviving obligations upon the Company under the Forbearance Agreement, the Forbearance Agreement was automatically to have terminated.

     2.   A Second Forbearance Agreement (the "Second Forbearance
Agreement") between us and the Debenture Holders.

     As a result of our continued default and the continued default of Visual Canada and TBOJ of their obligations under the Documents (as defined in item 1 above), we requested that the Debenture Holders further forbear from exercising their rights and remedies under the Documents and the First Forbearance Agreement so as to permit us an opportunity to accomplish certain restructuring of our business. Accordingly, as of April 1, 2004 we concluded the Second Forbearance Agreement. The Second Forbearance Agreement provides, among other things, that, subject to compliance by the Company with the terms and conditions of the Second Forbearance Agreement and with the terms and conditions of certain related agreements, the Debenture Holders will forbear until July 31, 2004 or the occurrence of an Event of Default under the Forbearance Agreement, whichever is earlier, from enforcing the security rights of the Debenture Holders under the Documents and the First Forbearance Agreement. If the Company has not committed an Event of Default under the Second Forbearance Agreement and, provided that all amounts payable by the Company on and as of July 31, 2004, under the Second Forbearance Agreement and the applicable related agreements, to, among others, the Debenture Holders, have been paid then, except for certain surviving obligations upon the Company under the Second Forbearance Agreement, the Second Forbearance Agreement shall terminate.

     3.   An Inventory Security Agreement (the "Deluxe Inventory
Security Agreement between us and Deluxe (as hereinafter defined).

     As a result of our default under the Fulfillment Services Agreement, a certain video duplication, DVD replication and distribution services agreement (the "Video Agreement") dated as of August, 2002 with Deluxe Media Services, Inc. ("Deluxe Media") and a certain film processing agreement (the "Deluxe Labs Agreement", and collectively with the Fulfillment Agreement and the Video Agreement, the "Deluxe Agreements") dated August 27, 2002 with Deluxe Labs, we granted to Deluxe Media, Deluxe Labs and Deluxe Toronto, Inc. (collectively, "Deluxe") a purchase money security interest (the "Deluxe Inventory Security Interest") in and to certain products produced or manufactured by Deluxe for us on or after March 1, 2004 for shipment on or after March 7, 2004 and all proceeds therefrom to secure obligations owing to Deluxe by the Company, all pursuant to the Deluxe Inventory Security Agreement.

     4. A priorities agreement (the "Priorities Agreement" between us, the Debenture Holders, Elly Reisman and Deluxe.

     The Priorities Agreement is dated as of March 23, 2004, and provides, among other things, that, subject to certain conditions the Deluxe Inventory Security Interest shall have priority over security interests granted by us to each of the Debenture Holders and Elly Reisman.

     5. A security agreement (the "Security Agreement") between us and Deluxe.

     As a result of the continued default by us of our obligations under the Deluxe Agreements and an inducement agreement (the "Inducement Agreement") dated as of August, 2002 by and among us, Deluxe Labs and Deluxe Media, we granted to Deluxe a security interest (the "Deluxe Security Interest") in and to certain products produced or manufactured by Deluxe for us, but excluding any and all Obligations (as such term is defined in the Inventory Security Agreement) and all proceeds therefrom to secure obligations owing to Deluxe by us under the Deluxe Agreements and the Inducement Agreement.

     6.   A second priorities agreement (the "Second Priorities
Agreement" between us the Debenture Holders, Deluxe and Elly Reisman.

     The Second Priorities Agreement is dated as of April 1, 2004, and provides, among other things, that subject to certain terms and conditions, the security interests granted by us to each of the Debenture Holders shall have priority over the Deluxe Security Interest.

     7. A disbursement agreement (the "Disbursement Agreement") between us Visual Canada, the Debenture Holders, Deluxe and a disbursement agent (the "Agent").

     To facilitate the payment of our obligations to certain of our creditors, we and Visual Canada entered into the Disbursement Agreement with Debenture Holders, Deluxe and the Agent. Pursuant to the Disbursement Agreement, we are required to cause all funds received from direct response sales and non-direct response sales of The Gospel of John to be deposited into accounts maintained exclusively by the Agent. Pursuant to the Disbursement Agreement we have directed that all non-direct response customers to pay to the Agent any amounts owing to us. The Agent is required to disburse such funds to the Debenture Holders, Deluxe and certain other creditors in accordance with the procedure established by, and in the amounts set out in, the Disbursement Agreement.

     8.   The Rescission Agreement.

     The Rescission Agreement is between us and JBM Entertainment Inc. ("JBM"), Velveteen Consulting Inc., 1485352 Ontario Limited, Garth H. Drabinsky ("GHD") and Myron I. Gottlieb pursuant to which our consulting agreement dated as of June 1, 2003 with JBM, as amended (the "JBM Consulting Agreement"), was rescinded. As part of the Rescission Agreement, we agreed, within 45 days after the date of the Rescission Agreement, to issue 2,129,910 shares of our common stock (the "JBM Shares") to JBM and/or its affiliates in consideration of the agreement of JBM to rescind the JBM Consulting Agreement and settlement of a debt due from us to JBM in the amount of $629,910. The Rescission Agreement provides that if we fail to issue the JBM Shares then the JBM Consulting Agreement will be immediately reinstated as if the Rescission Agreement never existed.
 As part of the Rescission Agreement we provided certain registration rights to JBM and its affiliates in connection with the JBM Shares to be issued thereunder. We have not yet issued the JBM Shares, but we expect to do so in the near future.

     9.   The 108 Ontario Consulting Agreement.

     Concurrently with the execution of the Rescission Agreement, we concluded a consulting agreement the 108 Ontario Consulting Agreement with 1080409 Ontario Limited ("108 Ontario"), a corporation controlled by Garth H. Drabinsky ("GHD"). Pursuant to the 108 Ontario Consulting Agreement, we retained the services of GHD to provide marketing and production consulting services to us, as same may be required from time to time. During the first eighteen (18) months following the execution of the 108 Ontario Consulting Agreement, we granted to GHD the first right to negotiate with us for engagement by us as the producer of the next motion picture produced by us or a subsidiary of, or entity controlled by, us. The term of the 108 Ontario Consulting Agreement runs until December 31, 2004 and, unless terminated in accordance with the provisions thereof, shall automatically renew on a month to month basis. In consideration for the services provided by 108 Ontario under the 108 Ontario Consulting Agreement, during the term thereof we agreed to pay $25,000, plus GST, per month to 108 Ontario and to reimburse 108 Ontario for all pre-approved expenses. We also agreed with 108 Ontario that after repayment by us of the indebtedness due from us to the holders of our Unit A and Unit B Debentures, we would pay $450,000 to 108 Ontario.

          108 Ontario has entered into an agreement (the "Sub Consulting Agreement") with 1485352 Ontario Limited ("148 Ontario"), a corporation controlled by Bonnie Gottlieb, the wife of Myron Gottlieb ("Gottlieb") whereby certain of the services to be provided by GHD under the 108 Ontario Consulting Agreement will be provided to 108 Ontario by Gottlieb. Based upon the existence of the Sub Consulting Agreement, fifty percent of the amounts paid by us under the 108 Ontario Consulting Agreement will be paid to 148 Ontario and Gottlieb will be benefitted as a result thereof.

Item 13.  Exhibits, List and Reports on Form 8-K.

     a.) Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated as part of the footnote.



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

10.3    Agreement with Columbia House, Inc. (4)

10.4    The JBM Management Agreement and Amendments (8)

10.5    The Velveteen Consulting Agreement (8)

10.6    The 148 Ontario Consulting Agreement (8)

10.7    Agreement to Provide Guaranty (8)

10.8    The Fulfillment Services Agreement (11)

10.9    The Forbearance Agreement (11)

10.11   The Second Forbearance Agreement (11)

10.12   The Deluxe Inventory Security Agreement (11)

10.13   The Priorities Agreement (11)

10.14   The Security Agreement (11)


10.15   The Second Priorities Agreement (11)

10.16   The Disbursement Agreement (11)

10.17   The Rescission Agreement (11)

10.18   The 108 Ontario Consulting Agreement (11)

21.1    List of Subsidiaries (11)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(11)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(11)

32.1    Certification of Chief Financial Officer under Section
        1350(11)

32.2    Certification of Chief Executive Officer under Section
        1350(11)

99.1    Letter from Harold Kramer (11)



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

(10) Previously filed with Form 10-QSB of the Company for the quarter ended September 30, 2003 and incorporated herein by reference.

(11)      Filed electronically herewith.


     b.) Reports on Form 8-K. We did not file any reports on Form 8K during the last quarter covered by this report.



Item 14.  Principal Accountant Fees and Services.

     (1) AUDIT FEES.

     The aggregate fees billed for our fiscal years ended December 31, 2003 and 2002, for professional services rendered by Samuel Klein and Company, for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was for fiscal year 2003 $125,000 and was for the fiscal year 2002 $125,000, respectively.

     (2) AUDIT-RELATED FEES.

     The aggregate fees billed for our fiscal years ended December 31, 2003 and 2002, for assurance and related services by Samuel Klein and Company, that are reasonably related to the performance of the audit or review of our financial statements was for the fiscal year 2003 $0.00 and was for the fiscal year 2002 $0.00 respectively.

     (3) TAX FEES.

     The aggregate fees billed for each of our fiscal years ended December 31, 2003 and 2002, for professional services rendered by Samuel Klein and Company, for tax compliance, tax advice, and tax planning was for the fiscal year 2003 $50,000 and was for the fiscal year 2002 $0.00 respectively. The nature of such services was tax return preparation for current and prior years.

     (4) ALL OTHER FEES.

     The aggregate fees billed for each of our fiscal years ended December 31, 2003 and 2002, for products and services provided by Samuel Klein and Company other than those services reported above was for the fiscal year 2003 $0.00 and was for the fiscal year 2002 $0.00 respectively.

     (5) AUDIT COMMITTEE POLICIES AND PROCEDURES.

     (i)  Not applicable.

     (ii)      Not applicable.

     (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time permanent employees.

     Not Applicable.




                              SIGNATURES

     In accordance with the requirements of Section 13 pr 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 05/25/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, President and Chief
                              Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                   Title               Date

/s/ Maurice Colson        President, principal     05/25/04
Maurice Colson            executive officer and
                          Director

/s/Maurice Colson         Secretary and principal  05/25/04
Maurice Colson            accounting officer

/s/Maurice Colson         Director                 05/25/04
Maurice Colson

