Form 10QSB
period 2004-03-31
VISUAL BIBLE INTERNATIONAL INC
filed 2004-06-08
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004


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

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 28, 2004, there were 73,792,518 shares of the Registrant's $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a).  Consolidated Balance Sheets as of March 31, 2004 and December
31, 2003

(b). Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003

(c). Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003

(d).  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities and Use Of Proceeds.

Item 3.    Defaults upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of March 31, 2004 and December
31, 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


                                     March 31,     December 31,
                                     2004          2002
                                      (unaudited)    (audited)

Assets

Current Assets:

Cash and cash equivalents                  $295,670    $2,204,949

Cash in escrow                              200,000             -

Accounts receivable, net of
allowance for doubtful accounts of
$300,000 and $0, at March 31, 2004
and December 31, 2003 respectively        1,185,390        36,039

Inventories                                 650,852       265,358

Canadian film tax credits receivable
                                          1,200,000     1,200,000

Prepaids and other current assets           323,666       392,717

                                         ----------    ----------

  Total Current Assets                    3,855,598     4,099,063



Film Cost, Production in Process

Film costs Gospel of John, net of
accumulated amortization of
$1,657,864 and $574,058 at March
31, 2004 and December 31,2003,
respectively                              9,766,847    10,850,653

Pre-production costs Gospel of Mark         185,000       185,000

Property and equipment, net                 200,193       206,661

                                         ----------    ----------

  Total Assets                          $14,007,638   $15,341,377

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

Current portion of notes payable           $325,000      $325,000

Bank film production loan payable         2,490,848     2,494,848

Other film production loans               1,026,585     1,026,585

Accounts payable and accrued              7,715,471     6,781,491
expenses

Accrued Interest Payable                  1,156,534     1,102,046

Deferred Revenue                            617,116       708,293

Due to related parties                      681,882       681,882

                                         ----------    ----------

Total Current Liabilities                14,013,436    13,116,145

                                         ----------    ----------

Long-term debt:

Debentures Payable

     Series A                             6,533,646     6,533,646

     Series B                             8,500,000     8,500,000

                                         ----------    ----------

 Total Debentures Payable                15,033,646    15,033,646

                                         ----------    ----------

Total Liabilities                        29,047,082    28,149,791

                                         ----------    ----------

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
March 31, 2004 and December 31,
2003, respectively                            1,557        1,557

Common stock, 300,000,000
authorized $.001 par value,
61,316,987 and 60,695,938 issued
and outstanding at March 31, 2004
and December 31, 2003, respectively          61,317        60,696

Additional paid-in capital               36,548,166    36,393,525

Unamortized finance costs on
debentures payable                        (779,167)   (1,249,364)

Receivables from stockholders             (427,060)     (427,060)

Retained earnings (deficit)            (50,444,257)  (47,587,768)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                            (15,039,444)  (12,808,414)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $14,007,638   $15,341,377

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended March
                                      Ended March     31, 2003
                                        31, 2004

Sales:

Product sales - IBS distributor             $91,177       $35,556

Product sales - Gospel of John            4,220,224             -

                                         ----------    ----------

Total Sales                               4,311,401        38,555



Cost of Goods Sold (includes
$1,083,806 and $0 amortization of
film costs at March 31, 2004 and
2003, respectively)                       1,948,303        15,087

                                         ----------    ----------

Gross Profit                              2,363,098        23,468

                                         ----------    ----------

Costs and Expenses:

General and administrative                  883,889       711,412

Advertising, marketing and selling
expenses                                  2,723,235             -

Royalty expense                             122,534             -

Costs relating to stock issued as
additional imputed interest expense
and for general and administrative
expenses                                    155,262             -

Provision for doubtful accounts             300,000             -

Interest and finance costs expense        1,034,667       123,375

                                          ---------     ---------

                                          5,219,587       836,787

                                          ---------     ---------



Net Income (Loss) before Income Taxes   (2,856,489)     (813,319)

                                         ----------    ----------



Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net (Loss)                              (2,856,489)     (813,319)

                                         ==========    ==========

(Loss) per Share:

Basic and diluted (loss) per common
share:                                      $(0.04)       $(0.02)

                                         ==========    ==========



Basic and diluted weighted average
of common shares outstanding             60,943,304    43,780,547

                                         ==========    ==========



___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                    For the Three     For the
                                     Months Ended  Three Months
                                    March 31, 2004  Ended March
                                      ----------      31, 2003
                                                     ----------

Cash Flows from Operating
Activities:

Net (loss)                             $(2,856,489)    $(813,319)

Adjustments to reconcile net
(loss) to net cash used in
operating activities:

Depreciation                                 10,536             -

Amortization of finance costs on
debentures payable                          470,197             -

Amortization of film costs                1,083,806             -

Provision for doubtful accounts             300,000             -

Issuance of common stock for
finance costs                               155,262             -

Change in operating assets and
liabilities:

Accounts receivable                     (1,449,351)        64,327

Inventories                               (385,494)        15,020

Film costs                                        -   (9,847,413)

Prepaid expenses and other current
assets                                       69,031      (28,045)

Accounts payable and accrued
liabilities                                 988,468     1,160,172

Deferred revenues                          (91,177)      (35,568)

                                         ----------    ----------

Net used in operating activities        (1,705,211)   (9,484,826)

                                         ----------    ----------

Cash Flows from Investing
Activities:

Cash in escrow                            (200,000)      166,817

Acquisition of property and
equipment                                   (4,068)     (10,175)

                                         ----------    ----------

Net cash (used in) provided by
investing activities                      (204,068)      156,642

                                         ----------    ----------

Cash Flows from Financing
Activities:

Proceeds from debentures payable                  -    4,750,000

Proceeds from film production
financing                                         -    2,689,893

Proceeds from other film
production loans                                  -    1, 045,431

Foreign currency translation                      -       (8,247)

                                         ----------    ----------

Net cash provided by financing
activities                                        -     8,477,077

                                         ----------    ----------

Net (Decrease)in cash and cash
equivalents                             (1,909,279)     (851,107)

Cash and cash equivalents,
beginning of period                       2,204,949       946,462

                                         ----------    ----------

Cash and cash equivalents, end of
period                                     $295,670       $93,355

                                         ==========    ==========



Supplemental Disclosure of Cash
Flow Information:

Interest paid during the period            $510,139       $1,022

                                         ==========    ==========

Income taxes paid during the period            $ -           $ -

                                         ==========    ==========

Supplemental Disclosure of Noncash
Investing and Financing Activities:

Common stock issued for finance
costs                                     $ 155,262            $-

                                         ==========    ==========




____________________


The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            March 31, 2004



1.  THE COMPANY

Visual Bible International, Inc. ("Visual Bible International", "VBII" or "the Company") is a global faith-based media company which has secured the exclusive visual and digital rights to popular versions of the Bible. The Company has produced and successfully released the word-for-word books of Matthew and Acts and a production of a word-for-word film adaptation of The Gospel of John was released during September 2003.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, dated May 22, 2004 for the year ended December 31, 2003.

The statements of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

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

During February and March, 2004, the Company issued 621,049 shares of the Company's common stock valued at $0.25 to certain parties in connection with post production financing and loan guarantees.


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

Results of Operation

Net sales for the three month period ended March 31, 2004 totaled $4,311,401, compared to the net sales amount of $38,555 reported in the corresponding 2003 period. The increase in sales was attributable to the retail, rental and direct response marketing initiatives associated with the word-for-word film adaptation of

The Gospel of John.

General and administrative expenses of $883,889 for the three month period ended March 31, 2004 increased 24% over the $711,412 amount incurred in the corresponding 2003 three month period. The current quarter expenses included professional fees of approximately $362,000. The expense in the current period was primarily in support of the Company's new production, The Gospel of John.

Interest and financial costs related mainly to the Company's debenture issues and totaled $1,034,667 for the quarter ended March 31, 2004. In the corresponding 2003 quarter, the expense was $125,375.

Liquidity & Capital Resources

At March 31, 2004, we had approximately $297,000 in cash and cash equivalents, exclusive of a cash escrow amount of $200,000, and a working capital deficit of $10,158,000. The primary source of liquidity to meet our obligations during the three months ended March 31, 2004 was provided from the direct response sales for DVD/video units of The Gospel of John.

For fiscal year 2004, we anticipate cash needs of approximately $6,250,000, consisting of approximately $750,000 for marketing of The Gospel of John, approximately $2,000,000 relating to operations, approximately $3,500,000 earmarked for reduction of liabilities and exclusive of payments of interest and principle relating to the debentures, which is subject to a Forbearance Agreement until July 31, 2004. We expect these cash needs to be funded by our collection of accounts receivable principally arising from sales of DVD/VHS units of The Gospel of John and the sale of common shares. Without the collection of such accounts receivables, our revenue from operations will not be sufficient to sustain our current working capital obligations and requirements.

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


Item 2.   Changes in Securities.

(c).

     In connection with the First Forbearance Agreement and the Second Forbearance Agreement (as each such term is defined hereinafter) we issued an aggregate of 15,033,645 shares of our common stock to the A Unit Debenture holders and to the B Unit Debenture holders. There are no commissions or discounts associated with the issuance of our common stock under the First Forbearance Agreement.

     We claimed exemption from the registration provisions of the Act with respect to issuance of our shares pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the shares of our common stock, the purchasers thereof made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that the purchasers thereof had knowledge and experience in financial matters such that the purchasers were capable of evaluating the merits and risks of acquisition of our common stock. All of the shares of our common stock issued pursuant to the foregoing bear an appropriate legend restricting the transfer of same, except in accordance with the Act.

     We expect (i) to issue an aggregate of 1,471,107 shares of our common stock to Lang Michener, LLP, Edward H. Gilbert, P.A., Goodmans, LLP, Deluxe Laboratories and JBM Entertainment(those creditors identified in section 7.1(n)(ii) of the Second Forbearance Agreement)as required by section 7.1(n)(i)(A) of the Second Forbearance Agreement; and (ii) to issue 1,500,000 shares of our common stock to JBM in connection with the termination of the JBM Agreement (as same is described hereinafter). There will be no commissions or discounts associated with the issuance of our common stock described above.

     We expect to claim exemption from the registration provisions of the Act with respect to issuance of our shares pursuant to
Section 4(2) thereof inasmuch as no public offering will be involved. In connection with the issuance of the shares of our common stock, the purchasers thereof will have made an informed investment decision based upon negotiation with us and will have been provided with access to material information regarding us. We believe that the purchasers thereof will have had knowledge and experience in financial matters such that the purchasers will be capable of evaluating the merits and risks of acquisition of our common stock. All of the shares of our common stock to be issued pursuant to the foregoing will bear an appropriate legend restricting the transfer of same, except in accordance with the Securities Act.

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


Item 3.   Defaults upon Senior Securities.

     As a result of our inability to meet our obligations under the A Unit Debentures and the B Unit Debentures and as previously described in our Form 8-K filed March 4, 2004, our Form 8-K filed
April 23, 2004, and our Form 10-K for the fiscal year ended December 31,2004 the Company concluded, as of April 1, 2004, certain agreements (collectively, the "Forbearance Documents"). The
Forbearance Documents consist of the following:

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


(2)Harold Kramer has been acting as our executive vice president, secretary and chief financial officer since June 13, 2002. On May
22, 2004, Mr. Kramer was removed as Chief Financial Officer, due in part, to a certain letter from Mr. Kramer to us dated May 20, 2004
(the "Kramer Letter"). The Kramer letter has been filed by us as an Exhibit to our Form 10-KSB for our fiscal year ended December 31, 2003.

     As indicated above, Mr. Colson assumed the duties of Chief Financial Officer from Mr. Kramer on May 22, 2004, as a result of the Kramer Letter. The Kramer Letter has been attached as an exhibit to our Form 10-KSB for our fiscal year ended December 31, 2003. Due to the nature of the Kramer Letter, we believe that we had no alternative other than to appoint Mr. Colson as our interim Chief Financial Officer. We strongly disagrees with each and every of the allegations contained as part of the Kramer Letter and believed that the timing of the issuance of the Kramer Letter by Mr. Kramer was calculated, in part, to cause us harm by, among other things, stymieing our ability to file our Form 10-KSB for our fiscal year ended December 31, 2004. We are continuing to evaluating our relationship with Mr. Kramer, under our employment agreement with Mr. Kramer or otherwise, to determine what, if any, further action we deem appropriate. We do not intend for Mr. Colson to remain as our Chief Financial Officer, and subject to discussions with Mr. Kramer and others, we expect to replace Mr. Colson in that capacity as soon as is reasonably possible.

Item 6.   Exhibits, Lists and Reports on Form 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Sdfasdfsdf


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

10.15   The Second Priorities Agreement (11)

10.16   The Disbursement Agreement (11)

10.17   The Rescission Agreement (11)

10.18   The 108 Ontario Consulting Agreement (11)

21.1    List of Subsidiaries (11)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(12)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(12)

32.1    Certification of Chief Financial Officer under Section
        1350(12)

32.2    Certification of Chief Executive Officer under Section
        1350(12)

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

(11) Previously filed with Form 10-KSB of the Company for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(12) Filed electronically herewith.


     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8K during the quarter for which this report is filed.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 06/08/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, President and
                              principal executive officer



Date: 06/08/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, principal financial
                              officer