Form 10QSB
period 2004-06-30
VISUAL BIBLE INTERNATIONAL INC
filed 2004-08-24
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004


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

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 18, 2004, there were 73,792,518 shares of the Registrant's
$.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a).  Consolidated Balance Sheets as of June 30, 2004 and December
31, 2003

(b). Consolidated Statements of Operations for the three month periods ended June 30, 2004 and 2003 and for the six month periods ended June 30, 2004 and 2003

(c). Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003

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

Item 3.    Defaults upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.


(a)  Consolidated Balance Sheets as of June 30, 2004 and December
31, 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


                                     June 30, 2004 December 31,
                                      (unaudited)  2003
                                                     (audited)

Assets

Current Assets:

Cash and cash equivalents                  $336,810    $2,204,949

Cash in escrow                            1,272,365             -

Accounts receivable, net                    994,249        36,039

Inventories                                 350,356       265,358

Canadian film tax credits receivable
                                          1,200,000     1,200,000

Prepaids and other current assets           272,646       392,717

                                         ----------    ----------

  Total Current Assets                    4,426,426     4,099,063



Film Cost, Production in Process

Film costs Gospel of John, net of
accumulated amortization of
$2,243,875 and $574,058 at June 30,
2004 and December 31, 2003,
respectively                              9,180,836    10,850,653

Pre-production costs Gospel of Mark         185,000       185,000

Property and equipment, net                 192,089       206,661

                                         ----------    ----------

  Total Assets                          $13,984,351   $15,341,377

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

Current portion of notes payable           $250,000      $325,000

Bank film production loan payable         1,998,036     2,494,848

Other film production loans               1,033,000     1,026,585

Accounts payable and accrued              7,300,864     6,781,491
expenses

Accrued Interest Payable                  1,657,385     1,102,046

Deferred Revenue                            617,116       708,293

Due to related parties                      681,882       681,882

                                         ----------    ----------

Total Current Liabilities                13,538,283    13,116,145

                                         ----------    ----------

Long-term debt:

Debentures Payable

     Series A                             6,533,646     6,533,646

     Series B                             8,500,000     8,500,000

                                         ----------    ----------

 Total Debentures Payable                15,033,646    15,033,646

                                         ----------    ----------

Total Liabilities                        28,571,929    28,149,791

                                         ----------    ----------

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
June 30, 2004 and December 31,
2003, respectively                            1,557        1,557

Common stock, 300,000,000
authorized $.001 par value,
80,921,739 and 60,695,938 issued
and outstanding at June 30, 2004
and December 31, 2003, respectively          80,922        60,696

Additional paid-in capital               42,563,949    36,393,525

Unamortized finance costs on
debentures payable                        (566,667)   (1,249,364)

Receivables from stockholders             (427,060)     (427,060)

Retained earnings (deficit)            (56,240,279)  (47,587,768)

                                         ----------    ----------

  Total Stockholders' Equity
  (Deficit)                            (14,587,578)  (12,808,414)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $13,984,351   $15,341,377

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

 (b) Consolidated Statements of Operations for the three month periods ended June 30, 2004 and 2003 and for the six months periods ended June 30, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months     Ended June
                                       Ended June     30, 2003
                                        30, 2004

Sales:

Product sales - IBS distributor                  $-       $10,125

Product sales - Gospel of John            2,497,114             -

                                         ----------    ----------

Total Sales                               2,497,114        10,125



Cost of Goods Sold (includes
$1,669,817 and $586,011 amortization
of film costs for the six and three
months ended June 30, 2004 and $0
for the six and three months ended
June 30, 2003, respectively)                995,572         4,000

                                         ----------    ----------

Gross Profit                              1,501,542         6,125

                                         ----------    ----------

Costs and Expenses:

General and administrative                1,740,265     1,726,947

Advertising, marketing and selling
expenses                                    372,876             -

Royalty expense                             366,414             -

Costs relating to stock issued as
additional imputed interest expense
and for general and administrative
expenses                                          -             -

Provision for doubtful accounts                   -             -

Interest and finance costs expense        4,818,009       459,975

                                          ---------     ---------

                                          7,297,564     2,186,922

                                          ---------     ---------



Net Income (Loss) before Income Taxes   (5,796,022)   (2,180,797)

                                         ----------    ----------



Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net (Loss)                              (5,796,022)   (2,180,797)

                                         ==========    ==========

(Loss) per Share:

Basic and diluted (loss) per common
share:                                      $(0.08)       $(0.05)

                                         ==========    ==========



Basic and diluted weighted average
of common shares outstanding             70,643,304    43,780,547

                                         ==========    ==========




                                      For the Six   For the Six
                                         Months    Months Ended
                                       Ended June  June  30,
                                        30, 2004   2003

Sales:

Product sales - IBS distributor             $91,177       $49,532

Product sales - Gospel of John            6,717,338             -

                                         ----------    ----------

Total Sales                               6,808,515        49,532



Cost of Goods Sold (includes
$1,669,817 and $586,011 amortization
of film costs for the six and three
months ended June 30, 2004 and $0
for the six and three months ended
June 30, 2003, respectively)              2,943,875        19,087

                                         ----------    ----------

Gross Profit                              3,864,640        30,445

                                         ----------    ----------

Costs and Expenses:

General and administrative                2,624,154     2,565,007

Advertising, marketing and selling
expenses                                  3,096,111             -

Royalty expense                             488,948             -

Costs relating to stock issued as
additional imputed interest expense
and for general and administrative
expenses                                    155,262             -

Provision for doubtful accounts             300,000             -

Interest and finance costs expense        5,852,676       589,545

                                          ---------     ---------

                                         12,517,151     3,154,552

                                          ---------     ---------



Net Income (Loss) before Income Taxes   (8,652,511)   (3,124,107)

                                         ----------    ----------



Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net (Loss)                              (8,652,511)   (3,124,107)

                                         ==========    ==========

(Loss) per Share:

Basic and diluted (loss) per common
share:                                      $(0.13)       $(0.07)

                                         ==========    ==========



Basic and diluted weighted average
of common shares outstanding             66,061,725    44,506,137

                                         ==========    ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

 (c) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                     For the Six    For the Six
                                     Months Ended  Months Ended
                                     June 30, 2004 June 30, 2003
                                      ----------     ----------

Cash Flows from Operating
Activities:

Net (loss)                             $(8,652,511)  $(3,124,107)

Adjustments to reconcile net
(loss) to net cash used in
operating activities:

Depreciation and amortization                21,072       105,922

Amortization of finance costs on
debentures payable                          682,697       206,430

Amortization of film costs                1,669,817             -

Provision for doubtful accounts             300,000             -

Issuance of common stock for
finance costs                             4,197,009             -

Change in operating assets and
liabilities:

Accounts receivable                     (1,258,210)        64,327

Inventories                                (84,997)        19,020

GST Receivables                                   -     (160,374)

Film costs, Production Costs                      -  (10,068,644)

Prepaid expenses and other current
assets                                      120,071      (50,984)

Accounts payable and accrued
liabilities                               2,113,014     2,530,900

Deferred revenues                          (91,177)     (109,815)

Accrued interest payable                    555,339       436,129

                                         ----------    ----------

Net (used in) provided by
operating activities                      (427,877)  (10,151,196)

                                         ----------    ----------

Cash Flows from Investing
Activities:

Cash in escrow                          (1,272,365)      166,817

Acquisition of property and
equipment                                   (6,500)      (6,676)

                                         ----------    ----------

Net cash (used in) provided by
investing activities                    (1,278,865)      160,141

                                         ----------    ----------

Cash Flows from Financing
Activities:

Proceeds from issuance of common
stock                                       400,000             -

Proceeds from debentures payable                  -    4,750,000

Proceeds from film production
financing                                         -    3,015,130

Repayments of other film
production loans                          (486,397)             -

Proceeds from related party loans                 -     1,601,530

(Repayment) of notes payable               (75,000)             -

                                         ----------    ----------

Net cash provided by (used in)
financing activities                      (161,397)     9,366,660

                                         ----------    ----------

Net Increase in cash and cash
equivalents                             (1,868,139)     (624,395)

Cash and cash equivalents,
beginning of period                       2,204,949       946,462

                                         ----------    ----------

Cash and cash equivalents, end of
period                                     $336,810      $322,067

                                         ==========    ==========



Supplemental Disclosure of Cash
Flow Information:

Interest paid during the period             $924,33       $3,587

                                         ==========    ==========

Income taxes paid during the period            $ -           $ -

                                         ==========    ==========

Supplemental Disclosure of Noncash
Investing and Financing Activities:

Common stock issued on conversion
and settlement of debt and
accounts payable                        $ 1,593,641            $-

                                         ==========    ==========

Common stock issued in connection
with debentures debt refinance           $4,197,009            $-

                                         ==========    ==========





____________________


The accompanying notes are an integral part of these consolidated financial statements.

(d)  Notes to Financial Statements

          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            June 30, 2004



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

As reported in the audit report on the financial statements of the Company for the fiscal year ended December 31, 2003, dated May 22, 2004 and included within the Company's Form 10-KSB filing for 2003 the financial statements have been prepared assuming that the Company will continue as a going concern for which there exist substantial doubt.

As discussed within the Form 10-KSB and the incorporated financial statements the Company during the first quarter of 2004 entered into a number of agreements and concluding on April 1, 2004 collectively the "Forbearance Documents" with its significant debt holders, creditors and vendors many of whom are also major stockholders and included a member of the Company's Board of Directors at that time.

Since May of 2004 the Company has been operating under these agreements that basically provide for an agent, the "Disbursement Agent" to distribute the film revenues in a prescribed manner. At June 30, 2004 this cash has been reported as Escrowed Cash.

The terms of the agreements provide that the Company will share in portion of certain revenues received which may or may not be sufficient to cover the Company's current operating and administrative expenses or costs to market the film.

Should the Company be unable to attract new capital, restructure their existing agreements or to reach a major distribution agreement or agreements there remains substantial doubt about the Company's continued existence.

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

The statements of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of results for the full year.

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

3.  STOCKHOLDERS' EQUITY (DEFICIT)

During February and March, 2004, the Company issued 621,049 shares of the Company's common stock valued at $0.25 to certain parties in connection with post production financing and loan guarantees.

During the second quarter ended June 30, 2004 the Company issued 15,033,645 shares to its debenture holders in connection with the refinance of the debenture's debt valued at $0.25 per share.
In addition the Company has issued 1,471,107 shares in settlement of certain accounts payables and debts also amounting to $1,471,107.

In addition the Company issued 800,000 shares to the American Bible Society in settlement of royalties owed to them amounting to $122,534.

Also during May and June, 2004 the Company concluded a private placement of 800,000 shares at $0.50 per share and received $400,000.


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

Overview

We are a global, faith-based media company that has secured the exclusive visual and digital rights to popular versions of the Bible. We have produced and released in the fall of 2003 the word-for-word film adaptation of The Gospel of John. Our primary strengths are our intellectual property rights to the visual representation of popular versions of the Bible, our creative constituents and our sales and distribution networks. The Bible remains the largest selling book of all-time and Bible sales are driven by Bible translations. From the American Bible Society we have secured the exclusive worldwide rights to develop, produce and market film adaptations on a word-for-word basis in the English language from the American Bible Society's Good News Translation Bible and Contemporary English Version, including both Books of the Old and New Testaments. We also could have access, as negotiated, to non-English translations of the Bible from the United Bible Societies and their affiliates. The Good News Translation Bible represents a significant portion of US Bible sales and has sold approximately 140 million Bibles worldwide. The Latin American Spanish translation of The Gospel of John has been licensed to us. The US Latino population is in excess of 35 million.

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

Results of Operation

Sales for the three month period ended June 30, 2004 totalled
$2,497,114 compared to $10,125 reported in the corresponding 2003 period. The increase in sales was attributable to the retail, rental and direct response marketing initiatives associated with the word-for-word film adaptation of The Gospel of John. The production was not completed in the 2003 period.

Costs of goods sold increased in the three months ended June 30, 2004 to $995,572 from $4,000 in the 2003 corresponding period. The increase was due to the marketing of The Gospel of John.

General and administrative expenses of $1,740,265 for the three month period ended June 30, 2004 increased 0.8% over the $1,726,947 amount incurred in the corresponding 2003 three month period. The current quarter expenses include $1,259,699 consisting of professional fees of approximately $830,090 plus foreign currency accumulated and current translation in the amount of $429,609. The expenses in the current period were primarily in support of the Company's new production, The Gospel of John. Professional fees were incurred in the amount of approximately $1,240,000 for the three months ended June 30, 2003.

Interest and finance costs for the quarter ended June 30, 2004 were in the amount of $4,818,009 and were mainly associated with the Company's debenture issues. This includes $3,758,411 relating to the issuance of 15,033,645 shares to the Company's debentureholders valued at $0.25 per share. The Company had outstanding $6,533,645 of Series "A" debentures during the second quarter 2004 and comparable 2003 period. The Company issued $8,500,000 of Series "B" debentures at the end of August, 2003. Accordingly, during the quarter ended June 30, 2003 there were no interest charges relating to the Series "B" debentures.

Sales for the six month period ended June 30, 2004 were $6,808,515 an increase of $6,758,983 from $49,532 in the same 2003 period. The increase in sales was attributable to the retail, rental and direct response marketing initiatives associated with the film adaptation of The Gospel of John. The production was not completed in the 2003 period.

Costs of goods sold increased in the six months ended June 30, 2004 to $2,943,875 from $19,087 in the 2003 corresponding period. The increase was due to the marketing of The Gospel of John.

General and administrative expenses of $2,624,154 for the six months ended June 30, 2004 increased 2.3 % over the $2,565,007 incurred in the corresponding 2003 six month period. The current six month period included $1,621,699 consisting of professional fees of approximately $1,192,090 plus foreign currency accumulated and current translation in the amount of $429,609. In the 2003 six month period professional fees were approximately $1,590,000.
During the 2003 six month period, expenses related to the film production and start of marketing for The Gospel of John.

For the six months ended June 30, 2004, interest and finance costs were $5,852,676 compared to $589,545 for the 2003 six month period. The current six month period included $3,758,411 relating to the issuance of 15,033,645 shares to the Company's debentureholders valued at $0.25 per share. The Company had outstanding $6,533,645 of Series "A" debentures during the 2004 and comparable 2003 six month period. The Company issued $8,500,000 of Series "B" debentures at the end of August, 2003. Accordingly, during the six months ended June 30, 2003, there were no interest charges relating to the Series "B" debentures.

Liquidity & Capital Resources

At June 30, 2004, we had approximately $337,000 in cash and cash equivalents, exclusive of a cash escrow amount of $1,272,000 and a working capital deficit of $14,588,000. The primary source of liquidity to meet our obligations during the three months ended June 30, 2004 was provided from the sales for DVD/video units of The Gospel of John.

For fiscal year 2004, we anticipate cash needs of approximately $6,250,000, consisting of approximately $750,000 for marketing of The Gospel of John, approximately $2,000,000 relating to operations, approximately $3,500,000 earmarked for reduction of liabilities, exclusive of payments of interest and principal relating to the debentures, which was subject to a Forbearance Agreement until July 31, 2004. We expect these cash needs to be funded by our collection of accounts receivable principally arising from sales of DVD/video units of The Gospel of John, additional sales of DVD/video units and other sources of capital. Without the collection of such accounts receivables, additional sales and other sources of capital, our revenue from operations will not be sufficient to sustain our current working capital obligations and requirements.


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     In connection with certain litigation instituted by Elly Herbert Reisman, Edward Rosenblat, Red Brook Developments Limited and SOHO Financial, a division of 1061569 Ontario Limited (the "Plaintiffs") instituted against Harold Kramer (the "Defendant")in the Ontario Superior Court of Justice, the Defendant, on August 9, 2004, filed defenses and counterclaims, certain of which counterclaims (the "Applicable Counterclaims") were instituted against us, Maurice Colson, Myron Gottlieb and Garth Drabinsky.

     The central allegations made by the Defendant against us as part of the Applicable Counterclaims are that we wrongfully dismissed Defendant and terminated his employment contract of Defendant without cause Defendant is seeking (i) damages in the amount of $1,500,000 for breach of contract and wrongful dismissal;
(ii) aggravated and punitive damages in the amount of $500,000;
(iii) pre and post judgment interest; and (iv) costs of the action.

     As previously reported in our Form 10-KSB for the fiscal year ended December 31, 2004 and in our Form 10-QSB for the quarter ended March 31, 2004, Harold Kramer was acting as our executive vice president, secretary and chief financial officer from June 13, 2002 until May 22, 2004, when Mr. Kramer was removed as our Chief Financial Officer, due in part, to a certain letter from Mr. Kramer to us dated May 20, 2004 (the "Kramer Letter")which Kramer Letter was filed by us as an Exhibit to our Form 10-KSB for the fiscal year ended December 31, 2003. We strongly disagreed with each and every of the allegations contained as part of the Kramer Letter and after evaluating our relationship with Mr. Kramer and the terms of our employment agreement with him, we elected to terminate the employment agreement for cause

Item 2.   Changes in Securities.

(c).

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

     We concluded an offering of 800,000 shares of our common stock to approximately 10 accredited investors at an offering price of $.50 per share (the "Current Offering"). We have not yet issued the shares to the purchasers thereof, but we expect to do so in the near future. There are no commissions or discounts associated with the Current Offering. We will claim exemption from the registration provisions of the Act with respect to the common stock issued as part of the Current Offering pursuant to Section 4(2) thereof inasmuch as no public offering was involved. In connection with the issuance of the common stock, the purchasers thereof made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that each such purchaser had knowledge and experience in financial matters such that such purchaser was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued as part of the Current Offering will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

Item 3.   Defaults upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

Item 5.   Other Information.

     (a) The following sets forth certain information with respect to our current executive officers and directors.

Name and Address             Age    Positions with the Company

Maurice Colson (1)           61     Chief Executive Officer,
64 Russell Hill Road                Interim Chief Financial
Toronto, Ontario M4V 2T2            Officer, President,
Canada                              Secretary and Director

Marlene C. Hore(2)           60     Director
81 Roxborough Street West
Toronto, Ontario M5R 1T9
Canada

(3)Paul A. Carroll           62     Director
159 Frederick Street
Suite 1002
Toronto, Ontario M5A 4P1
Canada



(1)Maurice Colson has been a director since June 13, 2002 and became our chairman on January 27, 2004. On February 6, 2004, Mr. Colson became our Chief Executive Officer, president and secretary, and on May 22, 2004, Mr. Colson became our interim Chief Financial Officer.


(2)Marlene C. Hore has been a director since June 18, 2004. From 2001 to the present Ms. Hore has served as the creative head of Afrm2.Top Advertising and from 1995 to 2001 she was the founding partner and creative director of the Ongoing Partnership Advertising. Ms. Hore serves as a director of the George Brown Foundation.

(3)Paul A. Carroll has been a director since June 18, 2004. Mr. Carroll is the President and CEO of Carnarvon Capital Corporation, a Toronto-based investment management and venture capital company with specific reference to the mining and real estate development industries. He is also President and CEO of Diadem Resources, Ltd., a Toronto-based diamond exploration and development company. Prior to January 1, 2003, Mr. Carroll was Counsel to Gowling Lafleur Henderson LLP., a major Canadian law firm, and its predecessor firm
Smith Lyons.   Mr. Carrolls has a combined 39 years of active
practice with Smith Lyons and Gowlings, where he specialized in corporate and securities law; natural resources law; real estate finance and development law; and International trade and investment law. Currently, Mr. Carroll serves as a Director of the following publicly traded companies: Dundee Bancorp Inc.; Diadem Resources Ltd.; Crowflight Minerals Inc., Argus Corporation Limited, World Wide Minerals Ltd.; Riphean Platinum Corporation and Juno Limited. Juno Limited controls two London-listed public mining companies, Anglesey Mining PLC and Irish Marine Oil Ltd. Mr. Carroll graduated from the University of Toronto in 1962 where he received a B.A. degree specializing in political science and economics. He obtained his LL. B. degree from Osgoode Hall Law School in Toronto in 1965.

     (b) Not applicable

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

3.6     Bylaws of Visual International, Inc. (3)

3.7 Amended and Restated Articles of Incorporation (1 for 2 combination) of Visual Bible International, Inc. dated
        April 3, 2001 (4)

3.8 Amended and Restated Articles of Incorporation (1 for 3 combination)of Visual Bible International, Inc. dated
        September 10, 2001 (5)

3.9     Amended and Restated Articles of Incorporation (1 for
        10 combination) of Visual Bible International, Inc.
        dated February 19, 2002 (6)

3.1     Amendment to the Articles of Incorporation (Series A
        Preferred designation) of Visual Bible International,
        Inc., dated March 28, 2002 (8)

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

4.1     Conditions Precedent Agreement(10)

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

(12)  Filed electronically herewith.


     (b)  Reports on Form 8-K.


     We filed a report on Form 8-K on March 4, 2004, reporting on items 5 and 6.

     We filed a report on Form 8-K on April 23, 2004, reporting on items 5 and 6.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 08/24/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, President and
                              principal executive officer



Date: 08/24/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, principal financial officer