Form 10QSB
period 2004-09-30
VISUAL BIBLE INTERNATIONAL INC
filed 2004-11-24
CIK 1073876

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004


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

                          YES [ ]   NO [  ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 16, 2004, there were 73,792,518 shares of the Registrant's $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     (a). Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

     (b). Consolidated Statements of Operations for the three month periods ended September 30, 2004 and 2003 and for the nine month periods ended September 30, 2004 and 2003

     (c). Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003

     (d).  Notes to Financial Statements

Item 2.   Management's Discussion and Analysis.

Item 3.   Controls and Procedures.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

Item 1.   Financial Statements.

(a)  Consolidated Balance Sheets as of September 30, 2004 and
December 31, 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


                                       September   December 31,
                                        30, 2004   2003
                                      (unaudited)    (audited)

Assets

Current Assets:

Cash and cash equivalents                   $83,625    $2,204,949

Cash in escrow                              291,976             -

Accounts receivable, net                    480,831        36,039

Inventories                                 250,593       265,358

Canadian film tax credits receivable
                                          1,200,000     1,200,000

Prepaids and other current assets           289,763       392,717

                                         ----------    ----------

  Total Current Assets                    2,596,788     4,099,063



Film Cost, Production in Process

Film costs Gospel of John, net of
accumulated amortization of
$2,333,847 and $574,058 at
September 30, 2004 and December 31,
2003, respectively                        9,090,864    10,850,653

Pre-production costs Gospel of Mark         185,000       185,000

Property and equipment, net                 181,552       206,661

                                         ----------    ----------

  Total Assets                          $12,054,205   $15,341,377

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current Liabilities:

Current portion of notes payable           $250,000      $325,000

Bank film production loan payable         1,998,036     2,494,848

Other film production loans                 884,986     1,026,585

Accounts payable and accrued
expenses                                  6,466,907     6,781,491

Accrued interest payable                  1,783,184     1,102,046

Deferred revenue                                  -       708,293

Accrued royalties payable                   405,261             -

Due to related parties                      681,882       681,882

                                         ----------    ----------

Total Current Liabilities                12,470,255    13,116,145

                                         ----------    ----------

Long-term debt:

Accounts payable long-term                  616,642             -

Debentures Payable

     Series A                             6,533,646     6,533,646

     Series B                             8,500,000     8,500,000

                                         ----------    ----------

 Total Debentures Payable                15,033,646    15,033,646

                                         ----------    ----------

Total Liabilities                        28,120,543    28,149,791

                                         ----------    ----------

Commitments and Contingencies:



Stockholders' Equity (Deficit):

Preferred stock 200,000,000
authorized, par value $.001,
2,000,000 designated Class B,
1,556,728 issued and outstanding at
September 30, 2004 and December 31,
2003, respectively                            1,557        1,557

Common stock, 300,000,000
authorized $.001 par value,
80,921,739 and 60,695,938 issued
and outstanding at September 30,
2004 and December 31, 2003,                  80,922        60,696
respectively

Additional paid-in capital               42,563,949    36,393,525

Unamortized finance costs on
debentures payable                        (354,167)   (1,249,364)

Receivables from stockholders             (427,060)     (427,060)

Retained earnings (deficit)            (57,931,539)  (47,587,768)

                                         ----------    ----------

 Total Stockholders' Equity
 (Deficit)                             (16,066,338)  (12,808,414)

                                         ----------    ----------

  Total Liabilities and
  Stockholders' Equity (Deficit)        $12,054,205   $15,341,377

                                         ==========    ==========

____________________

The accompanying notes are an integral part of these consolidated financial statements.

(b) Consolidated Statements of Operations for the three month periods ended September 30, 2004 and 2003 and for the nine months periods ended September 30, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        For the       For the
                                         Three     Three Months
                                         Months        Ended
                                         Ended      September
                                       September      30, 2003
                                        30, 2004

Sales:

Product sales - IBS distributor                  $-       $13,180

Product sales - Gospel of John              393,556             -

                                         ----------    ----------

Total Sales                                 393,556        13,180



Cost of Goods Sold (includes
$1,759,789 and $89,972 amortization
of film costs for the nine and three
months ended September 30, 2004 and
$0 for the nine and three months
ended September 30, 2003,
respectively)                               200,947         3,425

                                         ----------    ----------

Gross Profit                                192,609         9,755

                                         ----------    ----------

Costs and Expenses:

General and administrative                  431,129       749,226

Advertising and marketing expenses          254,621             -

Royalty expense                              39,347             -

Costs relating to stock issued as
additional imputed interest expense
and for general and administrative
expenses                                          -             -

Provision for doubtful accounts                   -             -

Interest and finance costs expense        1,004,197       800,258

                                          ---------     ---------

                                          1,729,294     1,549,484

                                          ---------     ---------



Gain (Loss) on currency transaction       (154,575)       118,330

Gains on Settlement of Liabilities                -       112,850

                                          ---------    ----------



Net Income(Loss) before Income Taxes    (1,691,260)   (1,308,549)



Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net (Loss)                              (1,691,260)   (1,380,549)

                                         ==========    ==========

(Loss) per Share:

Basic and diluted (loss) per common
share:                                      $(0.02)       $(0.03)

                                         ==========    ==========



Basic and diluted weighted average
of common shares outstanding             80,921,739    51,353,862

                                         ==========    ==========




                                        For the    For the Nine
                                      Nine Months  Months Ended
                                         Ended      September
                                       September      30, 2003
                                        30, 2004

Sales:

Product sales - IBS distributor             $91,177       $62,711

Product sales - Gospel of John            7,110,894             -

                                         ----------    ----------

Total Sales                               7,202,071        62,711



Cost of Goods Sold (includes
$1,759,789 and $89,972 amortization
of film costs for the nine and three
months ended September 30, 2004 and
$0 for the nine and three months
ended September 30, 2003,
respectively)                             3,144,822        22,512

                                         ----------    ----------

Gross Profit                              4,057,249        40,199

                                         ----------    ----------

Costs and Expenses:

General and administrative                3,055,283     3,305,213

Advertising and marketing expenses        3,350,732             -

Royalty expense                             528,295             -

Costs relating to stock issued as
additional imputed interest expense
and for general and administrative
expenses                                    155,262             -

Provision for doubtful accounts             300,000             -

Interest and finance costs expense        6,856,873     1,389,803

                                          ---------     ---------

                                         14,246,445     4,695,016

                                          ---------     ---------



Gain (Loss) on currency translation       (154,575)       123,614

Gains on Settlement of Liabilities                -       112,850

                                         ----------    ----------



Net Income (Loss) before Income Taxes
                                       (10,343,771)   (4,418,353)

                                         ----------    ----------



Provision (Credit) for Income Taxes              -             -

                                         ----------    ----------

Net (Loss)                             (10,343,771)   (4,418,353)

                                         ==========    ==========

(Loss) per Share:

Basic and diluted (loss) per common
share:                                      $(0.15)       $(0.09)

                                         ==========    ==========



Basic and diluted weighted average
of common shares outstanding             70,952,522    46,788,711

                                         ==========    ==========


___________________

The accompanying notes are an integral part of these consolidated financial statements.

(c) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003


          VISUAL BIBLE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                     For the Nine  For the Nine
                                     Months Ended  Months Ended
                                    September 30,    September
                                    2004              30, 2003
                                      ----------     ----------

Cash Flows from Operating
Activities:

Net (loss)                            $(10,343,771)  $(4,418,353)

Adjustments to reconcile net
(loss) to net cash used in
operating activities:

Depreciation and amortization                31,607       164,133

Gains on settlements                                    (112,850)

Amortization of finance costs on
debentures payable                          895,197       534,963

Amortization of film costs                1,759,789             -

Provision for doubtful accounts             300,000             -

Issuance of common stock for
finance costs                             4,197,009             -

Change in operating assets and
liabilities:

Accounts receivable                       (744,792)        64,327

Inventories                                (14,765)        22,445

GST Receivables                                   -      (11,693)

Film costs, Production Costs                      -  (11,640,921)

Film costs, Marketing Costs                           (1,498,909)

Prepaid expenses and other current
assets                                      102,954      (67,450)

Accounts payable and accrued
liabilities                               1,279,059     1,509,638

Deferred revenues                         (708,293)     (118,375)

Accrued interest payable                    681,138       755,217

Accrued royalties payable                   405,264             -

Accounts payable long term                  616,642             -

Foreign currency translation                      -       (3,650)

                                         ----------    ----------

Net (used in) provided by
operating activities                    (1,513,437)  (14,821,478)

                                         ----------    ----------

Cash Flows from Investing
Activities:

Cash in escrow                            (291,976)      166,817

Acquisition of property and
equipment                                   (6,500)     (22,860)

                                         ----------    ----------

Net cash (used in) provided by
investing activities                      (298,476)      143,957

                                         ----------    ----------

Cash Flows from Financing
Activities:

Proceeds from issuance of common
stock                                       400,000             -

Proceeds from debentures payable                  -   14,283,646

Proceeds from film production
financing                                         -    3,135,606

Proceeds from related party loans                 -       525,000

(Repayments) of film production
loans                                     (634,411)             -

(Repayment) of notes payable               (75,000)             -

                                         ----------    ----------

Net cash provided by financing
activities                                (309,411)    17,944,252

                                         ----------    ----------

Net Increase in cash                    (2,121,324)     3,266,731

Cash and cash equivalents,
beginning of period                       2,204,949       946,462

                                         ----------    ----------

Cash and cash equivalents, end of
period                                      $83,625    $4,213,193

                                         ==========    ==========



Supplemental Disclosure of Cash
Flow Information:

Interest paid during the period          $1,691,524      $21,522

                                         ==========    ==========

Income taxes paid during the period            $ -           $ -

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

                          September 30, 2004



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

Since May of 2004 the Company has been operating under these agreements that basically provide for an agent, the "Disbursement
Agent" to distribute the film revenues in a prescribed manner. At
June and September 30, 2004 this cash has been reported as Escrowed
Cash.

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

..  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The statements of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

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

3. LITIGATION

As previously discussed in Form 10-KSB for the year ended December 31, 2003, legal proceedings were instituted against the Company by Thomas Nelson Publishing on December 30, 2003 in the Chancery Court of Davidson County, Tennessee. However during August, 2004 the Company and Thomas Nelson reached a settlement agreement over their dispute and as a result the company has reclassified the entire amount previously recorded as unearned revenue to reflect the settlement as long-term debt payable in eight semi-annual installments commencing in February, 2006.

4.  STOCKHOLDERS' EQUITY (DEFICIT)

During February and March, 2004, the Company issued 621,049 shares of the Company's common stock valued at $0.25 to certain parties in connection with post production financing and loan guarantees.

During the second quarter of 2004 the Company issued 15,033,645 shares to its debenture holders in connection with the refinance of the debenture's debt valued at $0.25 per share.
In addition the Company has issued 1,471,107 shares in settlement of certain accounts payables and debts also amounting to $1,471,107.

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

Overview

We are a global, faith-based media company that has secured the exclusive visual and digital rights to popular versions of the Bible. We have produced and released in the fall of 2003 the word-for-word film adaptation of The Gospel of John. Our primary strengths are our intellectual property rights to the visual representation of popular versions of the Bible, our creative constituents and our sales and distribution networks. The Bible remains the largest selling book of all-time and Bible sales are driven by Bible translations. From the American Bible Society we have secured the exclusive worldwide rights to develop, produce and market film adaptations on a word-for-word basis in the English language from the American Bible Society's Good News Translation Bible and Contemporary English Version, including both Books of the Old and New Testaments. We also could have access, as negotiated, to non-English translations of the Bible from the United Bible Societies and their affiliates. The Good News Translation Bible represents a significant portion of US Bible sales and has sold approximately 140 million Bibles worldwide. The Latin American Spanish translation of The Gospel of John has been licensed to us. The US Latino population is in excess of 40 million.

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

Results of operations for the three months ended September 30, 2004 and September 30, 2003

Sales for the three month period ended September 30, 2004 totalled $393,556 compared to $13,180 reported in the corresponding 2003 period. The increase in sales was attributable to the retail, rental and direct response marketing initiatives associated with the word-for-word film adaptation of The Gospel of John. The film was completed in early September 2003 and direct response marketing commenced in October 2003.

Cost of goods sold increased in the three months ended September 30, 2004 to $200,947 from $3,425 in the 2003 corresponding period. The increase was due to the marketing of The Gospel of John.

General and administrative expenses of $431,129 for the three month period ended September 30, 2004 decreased 42.5% from the $749,226 amount incurred in the corresponding 2003 three month period. The current quarter expenses include professional fees of approximately $103,150. The expenses in the current period were primarily in support of the Company's new production, The Gospel of John. Professional fees were incurred in the amount of approximately $618,733 for the three months ended September 30, 2003.

Interest and finance costs for the quarter ended September 30, 2004 were in the amount of $1,004,197 and were mainly associated with the Company's debenture issues. This compares to $800,258 for the three months ended September 30, 2003. The Company had outstanding $6,533,646 of Series "A" debentures during the third quarter 2004 and comparable 2003 period. The Company issued $8,500,000 of Series "B" debentures at the end of August, 2003. Accordingly, during the quarter ended September 30, 2003 there were interest charges for one month relating to the Series "B" debentures.

Results of operations for the nine months ended September 30, 2004 and September 30, 2003

Sales for the nine month period ended September 30, 2004 were $7,202,071 an increase of $7,139,360 from $62,711 in the same 2003 period. The increase in sales was attributable to the retail, rental and direct response marketing initiatives associated with the film adaptation of The Gospel of John. Sales of DVD/video units of the production commenced in October, 2003.

Cost of goods sold increased in the nine months ended September 30, 2004 to $3,144,822 from $22,512 in the 2003 corresponding period.
The increase was due to the marketing of The Gospel of John.

General and administrative expenses of $3,055,283 for the nine months ended September 30, 2004 decreased $249,930 or 7.6% from the $3,305,213 incurred in the corresponding 2003 nine month period. The current nine month period included $1,295,240 of professional fees. In the 2003 nine month period professional fees were approximately $1,337,460. During the 2003 nine month period, expenses related to the film production and start of marketing for The Gospel of John.

For the nine months ended September 30, 2004, interest and finance costs were $6,856,873 compared to $1,389,803 for the 2003 nine month period. The current nine month period included $3,758,411 relating to the issuance of 15,033,645 shares to the Company's debentureholders valued at $0.25 per share. The Company had outstanding $6,533,646 of Series "A" debentures during the 2004 and comparable 2003 nine month period. The Company issued $8,500,000 of Series "B" debentures at the end of August, 2003. Accordingly, during the nine months ended September 30, 2003, there were interest charges relating to the Series "B" debentures for one month.

Liquidity & Capital Resources

At September 30, 2004, we had approximately $83,625 in cash and cash equivalents, exclusive of a cash escrow amount of $291,976 and a working capital deficit of $9,873,467. The primary source of liquidity to meet our obligations during the three months ended September 30, 2004 was provided from funds made available relating to the sales of DVD/video units of The Gospel of John.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     As previously discussed in Form 10-KSB for the year ended December 31, 2003, legal proceedings were instituted against us by Thomas Nelson Publishing on December 30, 2003 in the Chancery Court of Davidson County, Tennessee (the "Nelson Litigation"). On August 31, 2004, we and Thomas Nelson reached a settlement agreement (the "Nelson Settlement Agreement") as to the Nelson Litigation requiring us to pay $616,642 (the "Nelson Settlement Amount") to Thomas Nelson. Under the Nelson Settlement Agreement, we are required to pay $50,000 of the Nelson Settlement Amount to Thomas Nelson one (1) year after the date of the Nelson Settlement Agreement with the remainder of the Nelson Settlement Amount being paid in seven equal semi annual installments thereafter, the first of which being due 18 months after the date of the Nelson Settlement Agreement.

     The claim asserted by Steven Small, our former chairman, against us was settled in accordance with Minutes of Settlement dated September 7, 2004. A dispute, however, exists as to certain of the terms of settlement, and we commenced an application in the Ontario Superior Court of Justice on October 21, 2004 to declare and enforce the terms of the settlement. The hearing is scheduled to take place on January 21, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a).

     As previously reported, we expect (i) to issue an aggregate of 1,471,107 shares of our common stock to Lang Michener, LLP, Edward
H. Gilbert, P.A., Goodmans, LLP, Deluxe Laboratories and JBM Entertainment (those creditors identified in section 7.1(n)(ii) of the Second Forbearance Agreement)as required by section 7.1(n)(i)(A) of the Second Forbearance Agreement; and (ii) to issue 1,500,000 shares of our common stock to JBM in connection with the termination of the JBM Agreement (as same is described hereinafter). There will be no commissions or discounts associated with the issuance of our common stock described above.

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

     As previously reported, we concluded an offering of 800,000 shares of our common stock to approximately 10 accredited investors at an offering price of $.50 per share (the "Current Offering"). We have not yet issued the shares to the purchasers thereof, but we expect to do so in the near future. There are no commissions or discounts associated with the Current Offering. We will claim exemption from the registration provisions of the Act with respect to the common stock issued as part of the Current Offering pursuant to Section 4(2) thereof inasmuch as no public offering was involved.
 In connection with the issuance of the common stock, the purchasers thereof made an informed investment decision based upon negotiation with us and were provided with access to material information regarding us. We believe that each such purchaser had knowledge and experience in financial matters such that such purchaser was capable of evaluating the merits and risks of acquisition of the common stock. All certificates representing the common stock issued as part of the Current Offering will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

Item 3.   Defaults upon Senior Securities.

     We previously described certain Forbearance Documents between us and the holders of our A Unit Debentures and our B Unit Debentures. As of the date hereof, the Forbearance Documents have expired and we are in arrears of our obligations under the A Unit Debentures and our B Unit Debentures by an amount of approximately $400,000. We have not received a current notice of default from the holders of the A Unit Debentures or the B Unit Debentures as a result of the foregoing, and we can provide no assurance that such a notice of default will not be forthcoming. We are continuing our efforts to bring our obligations under the A Unit Debentures and the B Unit Debentures current and we anticipate that we will be able to do so in the near future. However, we can provide no assurance that we will be successful in such efforts.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.


Item 5.   Other Information.

     On November 15, 2004, we concluded a distribution agreement (the "Current Distribution Agreement") with Buena Vista Home Entertainment, Inc. ("BVHE") for our current film, The Gospel of John, and for our anticipated next film, The Gospel of Mark, currently scheduled to commence production in the spring of 2005. No assurance is provided, however, that we will have the ability to undertake production of The Gospel of Mark or any additional motion pictures.

     The Current Distribution Agreement requires us to satisfy certain delivery requirements. The Current Distribution Agreement further provides that in consideration of the payment of advances to us at the time of delivery of each of the The Gospel of John and The Gospel of Mark to BVHE, BVHE is be granted certain exclusive distribution rights for VHS/DVD and other formats of each The Gospel of John and The Gospel of Mark for the territories of Canada and the United States for a term of ten years from the date of delivery, as applicable, of The Gospel of John and The Gospel of Mark .
Likewise, the Current Distribution Agreement provides that each of us and BVHE exercise non-exclusive direct response marketing rights for the films and that we retain exclusive "ministry rights", which includes sales of our films to non-profit Christian organizations, such as churches and television ministries. Under the Current Distribution Agreement, we are entitled to all net revenues generated after the deduction by BVHE of distribution fees, distribution costs and advances to us. We and BVHE have agreed that the specific terms and conditions of the Current Distribution Agreement are confidential.

     In connection with the efforts of Mr. Jake Eberts, our new chairman of our Board of Directors (as described below) in concluding the Current Distribution Agreement, Mr. Eberts will receive 3,000,000 shares of our common stock and five percent (5%)of the net amounts retained by us from retail sales of The Gospel of John and The Gospel of Mark made under the Current Distribution Agreement.

     On November 12, 2004, Jake Eberts was appointed to our Board of Directors as the chairman. Mr. Eberts is 63 years of age and his address is in care of Blackbird Films Ltd., 14 - 17 Market Place, Great Titchfield Street, London, W1W 8AJ, United Kingdom. Mr. Eberts graduated from McGill University with a bachelors degree in 1962 and from Harvard Business School with a masters degree in business administration in 1966. Mr. Eberts founded Goldcrest Films and Allied Filmmakers and his film production career includes the films Chariots of Fire, Gandhi, The Killing Fields, Driving Miss Daisy, Dances with Wolves, A River Runs Through It, and recently, Open Range and Two Brothers. Currently, Mr. Eberts is producing or executive-producing several additional films. Mr. Eberts serves on the Board of the Sundance Institute and the Sundance Channel, is the Chairman of the National Geographic Feature Films and is the co-founder and CEO of MPI International, a provider of high speed, two-way video transmission capabilities to telecom and cable companies, hotels, hospitals and schools.

     In addition to his appointment as Chairman, Mr. Eberts has agreed to serve as an executive producer of the next three motion pictures expected to be produced by us, beginning with The Gospel of Mark. In that regard, Mr. Eberts will receive first position credit as executive producer of our next three motion pictures provided that (i) at least eight weeks prior to the date scheduled for principal photography for such film we will have entered into a distribution agreement therefor upon terms no less favorable than those included as part of the Current Distribution Agreement; (ii) our agreement is binding only as to such films if principal photography has commenced prior to December 31, 2008; and (iii) the final budgeted cost for any such film has been first approved by us.
 Mr. Eberts will receive compensation of $200,000 for his services as executive producer for each such film.

     On November 15, 2004, we appointed Luc Perron as our Vice President and Chief Financial Officer. Mr. Perron formerly worked as Vice-President-Finance for Oshawa Power and Utilities Corporation, Vice-President, Finance and Administration for software developer Syntell Inc., and Audit Manager at Ernst & Young. Mr. Perron succeeds Maurice Colson who was, prior to the appointment of Mr. Perron, serving as our interim Chief Financial Officer. Mr. Perron will receive annual compensation in the amount of CDN$150,000, along with certain other perquisites and options to acquire 250,000 shares of our common stock under our First Stock Incentive Plan (the "Incentive Plan") at such time as the Incentive Plan has been adopted by us. We have not yet adopted the Incentive Plan and we are uncertain when or if we will do so.

     We have issued a press release regarding the appointments of Mr. Eberts and Mr. Perron and that press release is attached as an Exhibit hereto.

     Our consulting agreement (the "Consulting Agreement") with 1080409 Ontario Limited ("108 Ontario"), a corporation controlled by Garth H. Drabinsky ("GHD")will expire on December 31, 2004, according to its terms and will not be renewed by us. However, in order to assure consistency during our anticipated management transition as a result of the foregoing appointments and other anticipated management changes, by letter dated November 10, 2004 (the "Transitional Consulting Services Letter"), we requested that 108 Ontario provide us with consulting services pursuant to the directions provided by us from time to time (the "Transitional Consulting Services"). We anticipate that during the time that 108 provides us with Transitional Consulting Services, 108 will contract with 1485352 Ontario Limited ("148 Ontario"), a corporation controlled by Bonnie Gottlieb, for certain Transitional Consulting Services to be provided to 108 Ontario by Myron Gottlieb ("Gottlieb"). A copy of the Transitional Consulting Services Letter has been attached as an Exhibit hereto.

     We intend to pursue additional equity financing which will be required by us in order to undertake production and marketing costs for The Gospel of Mark, however we can provide no assurance that we will be successful in so obtaining such financing or, if successful, the terms thereof.

     We have issued a press release regarding the Current
Distribution Agreement and that press release is attached as an Exhibit hereto.

Item 6.   Exhibits, Lists and Reports on Form 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.



EXHIBIT DESCRIPTION
NO.

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

10.19   The Transitional Consulting Services Letter (12)

21.1    List of Subsidiaries (11)

31.1    Certification of Chief Financial Officer under Rule
        13a-14(a)/15d-14(a)(12)

31.2    Certification of Chief Executive Officer under Rule
        13a-14a/15d-14(a)(12)

32.1    Certification of Chief Financial Officer under Section
        1350(12)

32.2    Certification of Chief Executive Officer under Section
        1350(12)

99.1    Letter from Harold Kramer (11)

99.2    Press Release dated November 17, 2004 (12)

99.3    Press Release dated November 24, 2004 (12)




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

          Not applicable

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VISUAL BIBLE INTERNATIONAL, INC.



Date: 11/24/04                By: /s/ Maurice Colson
                              -----------------------------
                              Maurice Colson, President and
                              principal executive officer



Date: 11/24/04                By: /s/ Luc Perron
                              -----------------------------
                              Luc Perron, principal financial officer