Form 10KSB
period 2004-12-31
VISUAL BIBLE INTERNATIONAL INC
filed 2005-03-30
CIK 1073876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 12b-25

                                     Commission File Number: 000-26037

                     NOTIFICATION OF LATE FILING

                             Form 10-KSB

                 For Period Ended: December 31, 2004

     Nothing is this form shall be construed to imply that the Commission has verified any information contained herein.

PART I - REGISTRANT INFORMATION


                   Visual Bible International, Inc.
                   --------------------------------
                       Full Name of Registrant


                                 N/A
                      -------------------------
                      Former Name if Applicable


                      1235 Bay Street, Suite 300
                  ----------------------------------
      (Address of Principal Executive Office (Street and Number)


                   Toronto, Ontario M5B 3K4 CANADA
                      -------------------------(City, State and ZIP
Code)


PART II - RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule
12b-25(b), the following should be completed. (Check the box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25 has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why the Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof could not be filed within the prescribed time period.

     As a result of, among other things, limited financial resources, unavailability of personnel and the necessity to change auditors, the Company has been unable to finalize its financial statements and other components necessary to permit the timely filing of its Form 10-KSB.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

     Luc Perron          (416) 921-9950
     ------------        --------------
     Name                     Telephone Number

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                            [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                            [ ] Yes [X] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                   Visual Bible International, Inc.
                   --------------------------------
             (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


                              Visual Bible International, Inc.




                              By: ______________________________
                              Luc Perron, Chief Financial Officer

Date: March 30, 2005


ATTENTION: Intentional misstatements of omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).